Form 10-Q
period 1996-06-29
DIAL CORP /NEW/
filed 1996-08-22
CIK 1016179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 29, 1996
                         Commission file number 1-11793



                              THE DIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



         DELAWARE                                         51-0374887
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

    1850 NORTH CENTRAL AVENUE
         PHOENIX, ARIZONA                               85004-4525
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code (602) 207-2800

Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


             Yes        X                         No
                 -----------                         -----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              THE DIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (000 OMITTED)

                                                                  June 29,    December 30,
                                                                    1996          1995
                                                                  --------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $  4,441      $  5,884
  Receivables                                                       55,106        39,647
  Inventories                                                      155,587       153,813
  Deferred income taxes                                             24,322        32,301
  Other current assets                                              11,545         3,418
                                                                  ---------     --------
     Total current assets                                          251,001       235,063

Property and equipment                                             213,533       201,076
Deferred income taxes                                               27,291        26,881
Intangibles                                                        330,611       334,708
Other assets                                                           778           677
                                                                  ---------     --------
                                                                  $823,214      $798,405
                                                                  =========     ========
LIABILITIES AND DIAL INVESTMENT AND
ADVANCES
Current Liabilities:
  Short-term bank loans                                           $     91      $    317
  Trade accounts payable                                            66,066        79,502
  Income taxes payable                                               9,025         2,765
  Other current liabilities                                         86,257       106,266
  Current portion of long-term debt                                                  550
                                                                  ---------     --------
     Total current liabilities                                     161,439       189,400

Long-term debt                                                                     2,453
Pension and other benefits                                         104,443       103,137
Other liabilities                                                    7,324         7,185
Dial investment and advances                                       550,008       496,230
                                                                  ---------     --------
                                                                  $823,214      $798,405
                                                                  =========     ========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                                                        Quarter Ended
                                                                  --------------------------
                                                                  June 29,1996  July 1,1995
                                                                  ------------  ------------
                                                                            (000 omitted)
Net sales                                                            $353,758   $  363,893
                                                                  ------------  -----------
Costs and expenses:
  Cost of products sold                                               185,472      185,672
  Selling, general and administrative expenses                        125,653      127,087
                                                                  ------------  -----------
                                                                      311,125      312,759
                                                                  ------------  -----------
Operating income                                                       42,633       51,134
                                                                  ------------  -----------
Interest expense                                                        4,818        5,204
Spin-off transaction costs                                              4,000
                                                                  ------------  -----------
                                                                        8,818        5,204
                                                                  ------------  -----------
Income before income taxes                                             33,815       45,930
Income taxes                                                           14,526       18,062
                                                                  ------------  -----------
NET INCOME                                                          $  19,289   $   27,868
                                                                  ============  ===========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                        STATEMENT OF CONSOLIDATED INCOME

                                                                     Six Months Ended
                                                               -----------------------------
                                                                June 29,1996    July 1,1995
                                                               --------------  -------------
                                                                     (000 omitted)
Net sales                                                            $706,150   $701,755
                                                                  ------------  ---------
Costs and expenses:
  Cost of products sold                                               358,823    358,555
  Selling, general and administrative expenses                        268,352    258,264
                                                                  ------------  ---------
                                                                      627,175    616,819
                                                                  ------------  ---------
Operating income                                                       78,975     84,936
                                                                  ------------  ---------
Interest expense                                                        9,421      9,547
Spin-off transaction costs                                              4,000
                                                                  ------------  ---------
                                                                       13,421      9,547
                                                                  ------------  ---------
Income before income taxes                                             65,554     75,389
Income taxes                                                           26,657     29,274
                                                                  ------------  ---------
NET INCOME                                                          $  38,897   $ 46,115
                                                                  ============  =========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                Six Months Ended
                                                                        -----------------------------
                                                                         June 29,1996    July 1,1995
                                                                        --------------  -------------
                                                                                (000 omitted)
CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:
Net income                                                                    $ 38,897   $ 46,115
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                 14,722     15,220
  Deferred income taxes                                                          7,735      7,843
  Change in operating assets and liabilities:
   Receivables                                                                (10,462)     30,185
   Inventories                                                                 (1,774)      7,502
   Trade accounts payable                                                     (13,436)   (31,764)
   Other assets and liabilities, net                                          (21,969)   (47,955)
                                                                              ---------  ---------
Net cash provided by operating activities                                       13,713     27,146
                                                                              ---------  ---------
CASH FLOWS PROVIDED (USED) BY INVESTING
ACTIVITIES:
Capital expenditures                                                          (22,950)   (12,724)
Proceeds from sales of property and equipment                                      367        578
                                                                              ---------  ---------
Net cash used by investing activities                                         (22,583)   (12,146)
                                                                              ---------  ---------
CASH FLOWS PROVIDED (USED) BY FINANCING
ACTIVITIES:
Payments on long-term borrowings                                               (3,003)      (523)
Net change in short-term bank loans                                              (226)        215
Net change in receivables sold                                                 (4,997)   (14,244)
Cash transfers (to) from Dial, net                                              15,653    (1,972)
                                                                              ---------  ---------
Net cash provided (used) by financing activities                                 7,427   (16,524)
                                                                              ---------  ---------
Net decrease in cash and cash equivalents                                      (1,443)    (1,524)
Cash and cash equivalents, beginning of year                                     5,884      5,897
                                                                              ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  4,441   $  4,373
                                                                              =========  =========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PREPARATION

On July 25, 1996, the Board of Directors of The Dial Corp ("Dial") declared a dividend (the "Distribution") to effect the spin-off of its Consumer Products Business. The dividend was paid on August 15, 1996 to stockholders of record as of August 5, 1996. Each Dial stockholder received a dividend of one share of common stock of The Dial Corporation, which after the Distribution owns and operates the Consumer Products Business previously conducted by Dial. Concurrently with the Distribution, the name of The Dial Corp was changed to Viad Corp.

The Consolidated Financial Statements present the financial position, results of operations and cash flows of the divisions and subsidiaries comprising the Consumer Products Business (the "Company") of Dial as if the Company had been formed as a separate entity for all periods presented. Dial's historical cost basis of the assets and liabilities have been carried over to the Company. All material intercompany balances and transactions among the entities comprising the Company have been eliminated. Per share data for net income has not been presented, as the Company was not a publicly held company during the periods presented.

These financial statements should be read in conjunction with the financial statements set forth in The Dial Corp Consumer Products Business Combined Financial Statements and the notes thereto set forth in The Dial Corporation Form 10/A (Amendment No. 2) declared effective by the Securities and Exchange Commission on July 30, 1996.

Accounting policies utilized in the preparation of these financial statements are the same as set forth in such Combined Financial Statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."

The interim combined financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 29, 1996, the results of operations for the quarters and six months ended June 29, 1996 and July 1, 1995, and the cash flows for the six months ended June 29, 1996 and July 1, 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B.  INCOME TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the six months ended June 29, 1996 and July 1, 1995 is as follows:

                                                                      1996                1995
                                                                -----------------  ------------------
                                                                            (000 omitted)
Computed income taxes at statutory federal
 income tax rate of 35%                                                 $ 22,944            $ 26,386
Nondeductible goodwill amortization                                          497                 700
State income taxes                                                         2,605               2,185
Spin-off transaction costs                                                 1,400
Other, net                                                                 (789)                   3
                                                                -----------------  ------------------
Provison for income taxes                                               $ 26,657            $ 29,274
                                                                =================  ==================

NOTE C.  RESTRUCTURING CHARGES AND ASSET WRITEDOWNS

In the third quarter of 1995, the Company recorded restructuring charges and asset writedowns totaling $135.6 million to provide for a business-based reorganization through plant closings, workforce reductions and correction of certain product lines.

Severance pay and benefits and exit costs, primarily facility closure costs, have been recognized in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Remaining severance and exit cost reserves of $17.1 million at June 29, 1996 are believed to be adequate and are expected to be paid utilizing cash flow from operating activities. Severance and exit costs paid and charged against such reserves in the first six months of 1996 amounted to $7.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS:

There were no material changes in the nature of the Company's business, nor were there any other changes in the general characteristics of its operations as described and discussed in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations presented in The Dial Corporation Form 10/A (Amendment No. 2) declared effective by the Securities and Exchange Commission on July 30, 1996.

The results for the second quarter and first six months of 1996 include $4.0 million of estimated transaction costs associated with the spin-off of the Company.

COMPARISON OF SECOND QUARTER OF 1996 WITH SECOND QUARTER OF 1995:

Revenues for the second quarter of 1996 were $353.8 million, a decrease of 2.8% from revenues in the comparable period in 1995. On a comparative basis, revenues for the second quarter of 1996 would have been higher than last year by approximately 4.5% after adjusting for the effects of everyday low pricing for detergents effective April 1, 1996, the discontinuation of certain product lines, and the sale of a foreign business. Operating income for the second quarter of 1996 was $42.6 million, a decrease of $8.5 million or 16.6% versus the second quarter of 1995. Operating margins declined to 12.1% in the second quarter of 1996 from 14.1% in the second quarter of 1995.

Second quarter 1996 revenues for personal care products increased $21.1 million over the second quarter of 1995. The increase was due to new products, lower second quarter 1995 revenue related to a customer inventory reduction program and growth in established soap brands and commercial markets. Operating income increased by $0.8 million with the small increase relative to revenue reflecting increased marketing spending to support Dial brands.

The food category's revenues for the second quarter of 1996 were up $2.2 million over the same period of 1995 driven largely by market share growth in Armour Vienna Sausage and Armour Treet luncheon meat business. Operating income declined $0.6 million from the second quarter of 1995 primarily due to marketing spending supporting new products including Big Ones and Ultimate Chili.

Revenues for household products decreased by $15.6 million resulting from weakness in fabric softener and other businesses, the discontinuation of liquid bleach and private label products, and lower Dial Dish Detergent volume when compared to the product's introductory period last year. Operating income declined $11.1 million related to lower volume and higher promotional spending in some certain intensely competitive categories.

During the second quarter of 1996 versus the same period of 1995, detergent revenues decreased by $21.6 million as a result of a strategy to reduce pricing as well as trade spending. Second quarter market share was essentially unchanged from the same quarter last year. Operating income has increased $1.7 million over the second quarter of 1995 as a result of lower trade spending along with reductions in manufacturing, transportation and distribution costs.

Revenues for the Company's international business in the second quarter of 1996 increased by $3.8 million and operating income increased by $0.7 million over the comparable period of 1995. The increases in revenue and operating income were due to increased exports to Canada and the results of a foreign soap manufacturer which was acquired in the third quarter of 1995.

COMPARISON OF FIRST SIX MONTHS OF 1996 TO THE FIRST SIX MONTHS OF 1995:

Revenues for the first six months of 1996 were $706.2 million, an increase of 0.6% from revenues in the comparable period in 1995. Operating income for the first six months of 1996 was $79 million, a decrease of $6 million, or 7% versus the first six months of 1995. Operating margins declined to 11.2% in the first half of 1996 from 12.1% in the first six months of 1995.

Revenues for personal care products increased $32.1 million over the first six months of 1995. The increase was due to new products, lower revenue in the second quarter of 1995 related to a customer inventory reduction program and growth in established soap brands and commercial markets. Operating income increased by $.5 million with the small increase relative to revenue reflecting increased marketing spending to support Dial brands.

The food category's revenues for the first six months of 1996 were up $7.3 million over the same period of 1995. The increase was driven largely by market share growth in Armour Vienna Sausage and Armour Treet luncheon meats and lower revenues in the first six months of 1995 resulting from the customer inventory reduction program. Operating income declined $1.3 million from the first six months of 1995 primarily due to marketing spending for new products including Big Ones and Ultimate Chili.

Revenues for household products decreased by $19.5 million in the first six months of 1996 compared to the same period in 1995. This change resulted from weakness in fabric softener and other businesses, the discontinuation of liquid bleach and private label products and lower Dial Dish Detergent volume when compared to the product's introductory period last year. Operating income declined $11.5 million related to lower volume and higher promotional spending in certain intensely competitive categories.

Detergent revenues decreased by $21 million in the first six months of 1996 compared to the same period of 1995 as a result of a strategy to reduce pricing as well as trade spending. Market share was up by .7 points over the same period last year. Operating income increased $4.7 million over the first six months of 1995 as a result of lower trade spending along with reductions in manufacturing, transportation and distribution costs.

Revenues for the Company's international business during the first six months of 1996 increased $5.5 million and operating income increased by $1.4 million over the comparable period of 1995. The increases in revenue and operating income are due to increased exports to Canada and the results of a foreign soap manufacturer which was acquired in the third quarter of 1995.

INCOME TAXES:

The effective tax rate for the first six months of 1996 was 40.7 percent, up from 38.8 percent in the comparable period of 1995. The increase in the effective tax rate results primarily from the non-deductibility of the spin-off transaction costs.

LIQUIDITY AND CAPITAL RESOURCES:

During the first six months of 1996, the Company generated cash from operating activities totaling $13.7 million compared to $27.1 million for the first six months of 1995. Capital expenditures for the first six months of 1996 (net of asset dispositions) were $22.5 million versus $12.1 million for the same period of 1995.

The Company has participated in Dial's financing plan of selling receivables to accelerate cash flow. Receivables sold but not yet collected under this plan amounted to $71.7 million at June 29, 1996 and $76.8 million on July 1, 1995. The proceeds from the sale of such receivables have been remitted to Dial. The Company expects to establish a comparable receivables financing plan subsequent to the Distribution.

There were no other material changes in the Company's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in The Dial Corporation Form 10/A (amendment No. 2) declared effective by the Securities and Exchange Commission on July 30, 1996.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  27.  Financial Data Schedule.

         (b) A report on Form 8-K dated August 16, 1996 was filed by the registrant during the quarter for which this report is filed. The Form 8-K reported under Item 5 that the Company's shares were listed on the New York Stock Exchange (ticker symbol:DL).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  The Dial Corporation
                                  (Registrant)

August 22, 1996                   By  /s/  Lowell L. Robertson
                                  ----------------------------
                                  Lowell L. Robertson
                                  Vice President and Controller
                                  (Chief Accounting Officer and
                                  Authorized Officer)