Form 10-Q
period 1996-09-28
DIAL CORP /NEW/
filed 1996-11-12
CIK 1016179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q




                   QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended September 28, 1996
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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on September 30, 1996 was 95,345,517.

PART  I.    FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                             THE DIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (000 omitted)

                                                 September 28,   December 30,
                                                     1996          1995


ASSETS
Current Assets:
  Cash and cash equivalents                         $  8,889   $  5,884
  Receivables, net                                    41,520     39,647
  Inventories                                        143,691    153,813
  Deferred income taxes                               49,509     32,301
  Other current assets                                18,573      3,418
                                                    ---------  --------

     Total current assets                            262,182    235,063

Property and equipment                               218,293    201,076
Deferred income taxes                                 93,966     26,881
Intangibles                                          323,994    334,708
Other assets                                           1,777        677
                                                    ---------  --------

                                                    $900,212   $798,405
                                                    =========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans                             $          $    317
  Trade accounts payable                              85,280     79,502
  Income taxes payable                                23,398      2,765
  Other current liabilities                          112,569    106,266
  Current portion of long-term debt                                 550
                                                    --------    --------

     Total current liabilities                       221,247    189,400

Long-term debt                                       295,000      2,453
Pension and other benefits                           235,687    103,137
Other liabilities                                     20,461      7,185
                                                    --------   --------
     Total liabilities                               772,395    302,175
                                                    ---------  --------

Stockholders' Equity
  Common stock, $.01 par value, 310,000,000 shares
  authorized, 95,345,517 shares issued                   953
  Additional capital                                 238,123
  Unearned employee benefits                         (79,688)
  Cumulative translation adjustment                   (1,953)
  Retained deficit                                   (29,618)
Dial investment and advances                                    496,230
                                                     -------   --------
     Total stockholders' equity                      127,817    496,230
                                                    ---------  --------

                                                    $900,212   $798,405
                                                    =========  ========


See  Notes  to  Consolidated  Financial  Statements.

                             THE DIAL CORPORATION
                     STATEMENT OF CONSOLIDATED OPERATIONS
                     (000 omitted, except per share data)

                                                      Quarter Ended
                                               September 28,  September 30,
                                                    1996          1995



Net sales                                             $350,508   $ 308,110
                                                      ---------  ----------

Costs and expenses:
   Cost of products sold                               184,193     168,439
   Write down of discontinued product inventories       27,924
                                                      ---------
                                                       212,117     168,439

  Selling, general and administrative expenses         142,708     128,515
  Restructuring charges and other asset write-downs     27,076     135,600
                                                      ---------  ----------

                                                       381,901     432,554
                                                      ---------  ----------

Operating loss                                         (31,393)   (124,444)
                                                      ---------  ----------

Interest and other expenses                              6,361       6,648
Spin-off transaction costs                               1,000
                                                      ---------  ----------

                                                         7,361       6,648
                                                      ---------  ----------

Loss before income taxes                               (38,754)   (131,092)
Income taxes (benefit)                                 (13,268)    (52,983)
                                                      ---------  ----------

NET  LOSS                                             $(25,486)  $ (78,109)
                                                      =========  ==========

NET LOSS PER SHARE                                    $  (0.28)
                                                      =========

Average outstanding common shares                       89,675
                                                      =========

See Notes to Consolidated Financial Statements.

                            THE DIAL CORPORATION
                    STATEMENT OF CONSOLIDATED OPERATIONS
                    (000 omitted, except per share data)

                                                        Nine Months Ended
                                                 September 28,  September 30,
                                                      1996         1995


Net sales                                             $1,056,658  $1,009,865
                                                      ----------  -----------

Costs and expenses:
   Cost of products sold                                 543,016     526,994
   Write down of discontinued product inventories         27,924
                                                      ----------  -----------

                                                         570,940     526,994

  Selling, general and administrative expenses           410,696     386,779
  Restructuring charges and other asset write-downs       27,076     135,600
                                                      ----------  -----------

                                                       1,008,712   1,049,373
                                                      ----------  -----------

Operating income (loss)                                   47,946     (39,508)
                                                      ----------  -----------


Spin-off transaction costs                                 5,000
Interest and other expenses                               16,146      16,195
                                                      ----------  -----------

                                                          21,146      16,195
                                                      ----------  -----------

Income (loss) before income taxes                         26,800     (55,703)
Income taxes (benefit)                                    13,389     (23,709)
                                                      ----------  -----------

NET INCOME (LOSS)                                     $   13,411  $  (31,994)
                                                      ==========  ===========

INCOME (LOSS) PER SHARE                               $      .15
                                                      ==========

Average outstanding common and equivalent shares          90,618
                                                      ==========


See  Notes  to  Consolidated  Financial  Statements.

                             THE DIAL CORPORATION
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                (000 omitted)

                                                        Nine  Months Ended
                                                  September 28,  September 30,
                                                     1996           1995


CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                        $ 13,411   $(31,994)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                            21,920     21,680
  Deferred income taxes                                   (16,419)   (43,135)
  Restructuring charges and asset write-downs              55,000    156,000
  Change in operating assets and liabilities:
   Receivables                                             (2,165)    73,458
   Inventories                                            (12,390)   (19,663)
   Trade accounts payable                                   5,778    (30,639)
   Other assets and liabilities, net                      (18,795)   (61,174)
                                                         ---------  ---------

Net cash provided by operating activities                  46,340     64,533
                                                         ---------  ---------

CASH FLOWS PROVIDED (USED) BY INVESTING  ACTIVITIES:
Capital expenditures                                      (34,442)   (18,581)
Acquisition of business, net of cash acquired                        (23,558)
Proceeds from sales of property and equipment                 509      2,654
                                                         ---------  ---------

Net cash used by investing activities                     (33,933)   (39,485)
                                                         ---------  ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Proceeds from long-term borrowings                         15,000
Payments on long-term borrowings                           (3,003)      (523)
Net change in short-term bank loans                          (317)       (16)
Net change in receivables sold                                292    (14,553)
Dividends                                                  (7,174)
Cash transfers (to) from Dial, net                        (14,200)   (10,636)
                                                         ---------  ---------
Net cash used by financing activities                      (9,402)   (25,728)
                                                         ---------  ---------
Net increase (decrease) in cash and cash equivalents        3,005       (680)
Cash and cash equivalents, beginning of year                5,884      5,897
                                                         ---------  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  8,889   $  5,217
                                                         =========  =========


See  Notes  to  Consolidated  Financial  Statements.

                             THE DIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A.    BASIS  OF  PREPARATION

On July 25, 1996, the Board of Directors of The Dial Corp ("Dial") declared a dividend (the "Distribution") to effect the spin-off of its Consumer Products Business. The dividend was paid on August 15, 1996 to stockholders of record as of August 5, 1996. Each Dial stockholder received a dividend of one share of common stock of The Dial Corporation ("the Company") which after the Distribution owns and operates the Consumer Products Business previously conducted by Dial. Concurrently with the Distribution, the name of The Dial Corp was changed to Viad Corp.

The Consolidated Financial Statements present the financial position, results of operations and cash flows of the divisions and subsidiaries comprising The Dial Corporation, as if it had been formed as a separate entity for all periods presented. Dial's historical cost basis of the assets and liabilities have been carried over to the new company. Concurrent with the spin-off, the Company was capitalized through settlement of the Dial Corp's investment and advances account of $502.5 million by the assumption of $280 million of long-term debt and $80 million (net of income taxes) in Armour employee benefit liabilities, with the net amount remaining of $159.4 million comprising the Company's beginning stockholders' equity. Accordingly, the retained deficit at September 28, 1996 represents the results of operations of the Company from August 15 to September 28, 1996, plus a cash dividend of $7.2 million. All material intercompany balances and transactions among the entities comprising the Company have been eliminated.

Per share data is not presented on a historical basis because the Company was not a publicly-held company during the periods presented. Income (loss) per share is presented as pro forma information for 1996 as the Company's common shares were not publicly-traded until August 15, 1996. Accordingly, the calculation of income (loss) per share assumes that the common shares and common share equivalents were outstanding for the entire period presented. The 5.67 million common shares held by the Company's Employee Equity Trust have been excluded from the computation of income (loss) per share. Shares held by the Trust are not considered outstanding for income (loss) per share calculations until the shares are released from the Trust. Common equivalent shares have been excluded from the weighted average number of common shares outstanding for the calculation of loss per share for the quarter ended September 28, 1996 because their effect is antidilutive.

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

The interim combined financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 28, 1996, the results of operations for the quarters and nine months ended September 28, 1996 and September 30, 1995, and the cash flows for the nine months ended September 28, 1996 and September 30, 1995 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE  B.    INCOME  TAXES

A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the nine months ended September 28, 1996 and September 30, 1995 is as follows:

                                              1996     1995
                                                 (Millions)


Computed income taxes (benefit) at statutory
federal income tax rate of 35%                 $ 9.4  $(19.5)
Nondeductible goodwill amortization              0.7     0.8
State income taxes                               1.2    (3.0)
Nondeductible restructure costs                  1.8
Other, net                                       0.3    (2.0)
                                               -----  -------
Provision (benefit) for income taxes           $13.4  $(23.7)
                                               =====  =======


NOTE  C.    RESTRUCTURING  CHARGES  AND  INVENTORY AND OTHER ASSET WRITE-DOWNS

In the third quarter of 1996, the Company announced that it would take a one-time restructuring charge to provide for a business based reorganization through work force reductions and rationalization of product lines. The management and administrative organization was streamlined by eliminating approximately 250 positions and by discontinuing a number of under performing brands and related assets. Provision has also been made for The Dial Corporation to vacate its present leased headquarters space and secure a more economical location to house its corporate staff. Future earnings are expected to benefit from the cost savings of the streamlined organization and the efficiencies provided by increased focus on core brands.

The charges recorded in the quarter ended September 28, 1996 were $55.0 million ($35.4 million after tax) of which $27.9 million is included in cost of products sold and $27.1 million is classified as restructuring and other charges.


                                              (Millions)



Write-down of inventories                       $ 27.9
Other asset write-downs                           12.3
Severance pay and benefits                         6.2
Building exit costs                                8.6
                                                -------
     Total Restructuring Charges and Inventory
       and Other Asset Write-downs              $ 55.0
Tax benefit                                      (19.6)
      Net Restructuring Charges and Inventory
        and Other Asset Write-downs             $ 35.4
                                                =======


Based upon the discontinuation and product rationalization analysis completed, the assets and intangibles were determined to be impaired and were written down to their net realizable value. Severance pay and benefits and exit costs, have been recognized in accordance with Emerging Issues Task Force Issue No. 94-3 (EITF No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." As of September 28, 1996, severance costs totaling $1.6 million had been paid and charged against these reserves. Remaining severance and exit cost reserves of $13.2 million at September 28, 1996, are believed to be adequate and are expected to be paid utilizing cash flow from operating activities.

Included in the statement of consolidated operations are the results of certain product groups which the Company intends to sell or discontinue in the near future. The following is a summary of such results for all periods presented:

     (In  Millions)
                         Quarter  Ended     Nine Months Ended
                     Sept. 28,  Sept. 30,  Sept. 28,   Sept. 30,
                       1996        1995      1996         1995


Net sales                $53.3         $67.1  $167.9       $225.5
                         ===================  ===================

Operating (loss) income
  before restructuring
  charges and other
  asset write-downs      $ (3.6)         $.8  $  (12.6)      $7.4
                         ===================  ===================


In the third quarter of 1995, the Company recorded restructuring charges and inventory and other asset write-downs totaling $156 million ($94.9 million after tax) to provide for a business-based reorganization through plant closings, workforce reductions and correction of certain product lines. Approximately $20.4 million of the charge related to inventories and is included in cost of products sold.


Severance pay and benefits and exit costs, primarily facility closure costs, were also recognized in accordance with EITF No. 94-3. Remaining severance and exit cost reserves of $14.2 million at September 28, 1996, are believed to be adequate and are expected to be paid utilizing cash flow from operating activities. Severance and exit costs paid and charged against such reserves
in  the  first  nine    months  of  1996  amounted  to  $10.6  million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION

On September 25, 1996, the Company announced business based reorganization to streamline its management and administrative staff, eliminate approximately 250 positions, sell or discontinue a number of underperforming brands, and exit the current corporate headquarters. The Company recognized a $55 million ($35.4 million after tax) restructuring charge in the third quarter of 1996 for severance costs, asset write downs and building exit costs. Approximately $15 million of the charge will ultimately be paid in cash provided by operations with the remainder consisting of the reduction of asset carrying values.

COMPARISON  OF  THIRD  QUARTER  1996  WITH  THIRD  QUARTER  1995

Net sales for the third quarter of 1996 were $350.5 million, an increase of 13.8% over the comparable period in 1995. Unit sales for the third quarter of 1996 increased 18% over 1995 third quarter unit sales. The increase in sales was driven by increases in market share of the Dial, Purex, Renuzit and Armour franchises and a rebound from 1995 sales levels depressed by the Company's trade inventories destocking program. Net sales from new products were consistent between periods.

The loss before income tax benefit for the third quarter of 1996 was $38.8 million, which is $92.3 million less than the loss of $131.1 million in the third quarter of 1995. Included in losses before income tax benefit is a restructuring charge and spin-off transaction costs of $56 million in the third quarter of 1996 and restructuring and other charges of $156 million in the third quarter of 1995. Operating income, before restructuring and spin-off transaction expenses, for the third quarter of 1996 was $23.6 million, which was $8 million less than operating income before restructuring charges of $31.6 million for the third quarter of 1995. The decrease in operating income in the third quarter of 1996 is primarily the result of increased sales and marketing expenses, specifically, advertising of the Dial Soap franchise (double 1995's levels), and secondarily, the expenses associated with being a public company. Such expense increases were only partially offset by the additional income produced by the increase in net sales.

COMPARISON  OF  THE FIRST NINE MONTHS OF 1996 TO THE FIRST NINE MONTHS OF 1995

Net sales for the nine months ended September 28, 1996 were $1.06 billion, an increase of 4.6% over net sales of $1.01 billion for the comparable period in 1995. The increase in net sales was driven by sales of Dial and Renuzit branded new products as well as overall increases in market share for the Dial, Purex, Renuzit and Armour core franchises.

Income before income taxes for the nine months ended September 28, 1996 was $26.8 million, an improvement of $82.5 million over the loss before income tax benefit of $55.7 million for the first nine months of 1995. Included in operating income was a restructuring charge and spin off transaction costs of $60 million for the first nine months of 1996 and a restructuring charge and other expenses of $156 million in the first nine months of 1995.

Operating income before restructuring and other charges for the first nine months of 1996 was $102.9 million, which is $13.5 million below 1995 operating income before restructuring and other charges. The decrease in operating income is due to increases in selling and marketing expenses, primarily, a 28% increase in controllable marketing spending for the Company's core franchises, and, to a lesser degree, increased raw material costs, and the increased administrative costs associated with being a public company. Such expense increases were only partially offset by the additional income produced by the increase in net sales during the first nine months of 1996.

INCOME  TAXES

The effective tax rate for the first nine months 1996 was approximately 50%, up from 42.6% for the comparable period in 1995. The increase in the effective rate is the result of a lower tax benefit for the 1996 restructuring charges and spin-off transaction costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated cash from operations of $46.3 million during the first nine months of 1996, a decrease of $18.2 million from the comparable period in 1995. The decrease was attributable primarily to the decrease in operating income as discussed above, coupled with the increases in receivable and inventories balances associated with higher sales levels during the first nine months of 1996. Capital expenditures for the first nine months of 1996 (net of asset dispositions) were $34.4 million, an increase of $15.8 million over the comparable period of 1995.

The  Company's  financing  plan includes the sale of receivables to accelerate
cash  flow.    Receivables  sold  but  not  yet  collected  under this plan at
September    28,  1996  and  September  30,  1995  were $77 million and $76.4 million,  respectively.

As of September 28, 1996, the Company had approximately $94 million in deferred tax benefits, which the Company believes are fully realizable in future years. The realization of such benefits will require average annual taxable income of approximately $18 million over the next fifteen years. The Company's average annual United States taxable income over the past three years has been approximately $81 million.

PART  II.    OTHER  INFORMATION

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)    Exhibits

     10.    Material  Contracts
         (a)    Directors  Indemnification  Agreement
         (b)    Officers  Indemnification  Agreement
         (c)    Supplemental Capital Accumulation Plan
         (d)    Supplemental Pension Plan

     27.    Financial  Data  Schedule.

     (B)    Reports  filed  on  Form  8-K

1. A report on Form 8-K dated August 16, 1996 was filed by the registrant during the quarter for which this report is filed. The Form 8-K reported under Item 5 that the Company's shares were listed on the New York Stock Exchange (ticker symbol:DL).

2. A report on Form 8-K dated September 25, 1996 was filed by the registrant during the quarter for which this report is filed. The Form 8-K reported under Item 5 that the Company was undertaking an administrative and business reorganization and would recognize an estimated $31 million after tax charge in third quarter 1996 earnings.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The  Dial  Corporation
(Registrant)

November 11,  1996



\s\  Lowell  L.  Robertson
Lowell  L.  Robertson
Vice  President  and  Controller
(Chief  Accounting  Officer  and  Authorized  Officer)