Form 10-K
period 1996-12-28
DIAL CORP /NEW/
filed 1997-03-26
CIK 1016179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 28, 1996
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

Registrant's  Telephone  Number,  Including  Area  Code:  (602)  207-2800
Securities  registered  pursuant  to  Section  12  (b)  of  the  Act:

                                                     Name  of  each  exchange
     Title  of  each  class                            on  which  registered

  Common  Stock,  $.01  par  value                     New York Stock Exchange
  Preferred Share Purchase Rights                      New York Stock Exchange

  Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:
   NONE
Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
               Yes           X                                  No
                        -----------                                -----------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-K or any
amendment  to  this  Form  10-K.    /      /

As of March 14, 1997, 95,913,395 shares of Common Stock ($.01 par value) were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by non affiliates was approximately $1.52 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE
     DOCUMENTS                                              WHERE INCORPORATED
A  portion of Proxy Statement for Annual Meeting of
Shareholders  to  be  held May 29, 1997.                        Part III

Portions of the 1997 Annual Report to Shareholders.         Part I,II and IV

Part  I.
ITEM  1.  BUSINESS.
(a)  GENERAL  DEVELOPMENT  OF  BUSINESS.
On July 25, 1996, the Board of Directors of The Dial Corp ("the Former Parent") declared a dividend (the "Distribution") to effect the spinoff of its Consumer Products Business. The dividend was paid on August 15, 1996, to shareholders of record as of August 5, 1996. Each Dial shareholder received a dividend of one share of common stock of The Dial Corporation ("the Company"), which, after the Distribution, owns and operates the Consumer Products Business previously conducted by the Former Parent. Concurrently with the Distribution, the name of the Former Parent was changed to Viad Corp.

In connection with the Distribution, the Company filed a registration statement on Form 10/A (Am. No. 2) with the Securities and Exchange Commission, which was declared effective on July 30, 1996 ( the "Form 10").

(b)    FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS.
The Company operates in one business segment, nondurable consumer products. These operations include the manufacturing and marketing of nondurable consumer products sold primarily through grocery and other retail outlets.

(c)    NARRATIVE  DESCRIPTION  OF  BUSINESS.
The Company is a leading producer and marketer of personal care, detergent, air freshener and shelf-stable food products, with such well-known household brands as Dial and Liquid Dial soaps, Purex detergents, Renuzit air fresheners and Armour Star canned meats. The Company produced annual revenue of approximately $1.4 billion and operating income (exclusive of restructuring charges, discontinued inventories and other asset write-downs) of approximately $125 million in 1996. In 1996, the Company was the leading seller of antibacterial bar soaps in the United States, the second largest seller of antibacterial liquid soaps in the United States, and the third largest seller of bar soaps in the United States, measured by unit sales (where, in each case, unit sales of soap are measured by ounces sold). The Company was the third largest seller of detergents and the leader in the growing value segment of the detergent market in the United States, measured by standard cases sold in 1996. In the domestic market for air freshener products, the Company was the second largest seller measured by dollar retail sales in 1996. In the domestic market, the Company was the second largest seller of canned meats, measured by both dollar retail sales and unit sales. Soaps, detergents, air fresheners and canned meats core products represented approximately 90% of revenues in 1996.

The Company operates production facilities and maintains sales offices in the United States, Canada, Mexico, Guatemala and England and also conducts
business  in  certain  other  foreign  countries.    The  Company  employs
approximately 2,800 people and has seven manufacturing plants in the United States. Currently, the Company's corporate headquarters are in Phoenix, Arizona. The Company will be moving its corporate headquarters to Scottsdale, Arizona, in mid-year 1997 as part of an extensive cost-cutting program that included eliminating 250 positions, largely in management and administration, and plans to eliminate more than half of its product lines by mid-year 1997.

The Company's business strategy is to emphasize its four core brands: Dial soaps, Purex detergents, Renuzit air fresheners and Armour Star canned meats. Increasing focus on core brands, while discontinuing underperforming brands and continuing to reduce the Company's cost structure, are intended to generate savings for reinvestment in the future. In addition, the Company plans to increase its international revenues through acquisitions and strategic alliances.

Raw  Materials
--------------------
The Company believes that ample sources of raw materials are generally available with respect to all of its major products. Paper, fats and oils, detergent chemicals and meat are the raw materials that generally have the most significant impact on the Company's costs. Generally, the Company purchases such raw materials from a variety of suppliers. While the Company believes that it can generally respond to price increases by increasing sales prices, rapid increases in the prices of such raw materials could have a short-term, adverse impact on results. In addition, the antibacterial agent, Triclosan, which is the active ingredient used in Liquid Dial products, is sourced from a single supplier. Although the Company has an adequate supply of this ingredient for its current and foreseeable needs, a disruption in this supply could also have a short-term, adverse impact on results.

Production  Capacity
----------------------------
In general, the Company's manufacturing facilities are operating between five and six days a week, with two to three shifts per day. Should additional productive capacity become necessary, additional days of production and/or additional shifts can be added relatively quickly.

In  addition,  the  Company utilizes contract manufacturers for the production of certain products. Contract manufacturers are selected on the basis of their ability to reliably produce high quality products at a competitive cost. In addition, the Company maintains alternative manufacturing arrangements to ensure a ready supply of producers. Most contract manufacturing arrangements can be canceled without significant penalty with 90 days' notice.

Patents  and  Trademarks
----------------------------------
United States patents are currently granted for a term of 17 years from the date a patent application is filed. The Company owns a number of patents that give the Company competitive advantages in the marketplace for the duration of the patents.

United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company maintains a portfolio of trademarks, representing substantial goodwill in the businesses using these marks. The Company considers these trademarks to have substantial importance and value.

Seasonality
----------------
The Company's business is not impacted significantly by seasonality. However, in the past, marketing practices have caused the Company's revenue and operating income to be highest in the fourth quarter. In the future, the Company intends to manage its business to avoid significant variations in any single quarter's revenue as a result of marketing practices or seasonality.

Working  Capital  Practices
------------------------------------
For information about working capital practices, refer to the information set forth in Part II, Item 7 of this report.

Customers  and  Backlog
---------------------------------
The Company sells to thousands of customers, primarily in the United States, including supermarkets, drug stores, wholesalers, mass merchandisers, membership club stores, distributors and other outlets. The largest customer of the Company in fiscal year 1996, Wal*Mart Stores, Inc (and its affiliate SAM'S Club), accounted for approximately 16% of net sales. The Company's payment terms to customers range from 30 to 60 days. Order backlog is not a significant factor in the Company's business.

Competition
-----------------
The  Company  competes  primarily  on  the  basis  of  brand  equity,  brand advertising, customer service, product performance and product quality at competitive retail price points. The Company's operations must compete with numerous, well-established local, regional, national and international companies, some of which are very large and act aggressively in obtaining and
defending  their  products'  market  shares  and  brands.      The  principal
competitors of the Company are, in the soap category, The Procter & Gamble Company ("P&G"), Colgate-Palmolive Company ("Colgate") and Lever Brothers Co., a division of Unilever United States Inc. ("Lever"); in the detergent category, P&G, Lever, Colgate, Church & Dwight Co. Inc. and USA Detergents; in the air freshener category, S.C. Johnson, Clorox, P&G, Colgate and Reckitt & Colman Inc.; and in the canned meat category, Hormel Foods Corp., American Home Food Products Inc. and the Libby's division of Nestle.

Research  and  Development
---------------------------------------
The Company conducts research and development at its facility in Scottsdale, Arizona. The Company engages primarily in applied research and development, relying on outside sources for general research and development activities. Approximately 120 employees are engaged in this function. The Company's research and development expenditures totaled approximately $15.2 million, $14.9 million and $15.3 million for 1996, 1995 and 1994, respectively.

The Company relies on industry and other sources, various attitude and usage studies prepared by independent marketing firms on behalf of the Company, and direct sales information from its largest customers to identify consumer needs and anticipate shifts in consumer preferences, allowing the Company to develop line extensions and new products to meet changing demands. The Company's marketing and product development groups and research and development laboratories work together to redesign and reformulate existing products and to develop new products.

Government  Regulation
--------------------------------
Substantially all of the operations of the Company are, or may become subject to, various federal laws and agency regulations. These include the Federal Food, Drug, and Cosmetic Act, which is administered by the Food and Drug Administration (the"FDA") and regulates the manufacturing, labeling, and sale of the Company's over-the-counter drug and cosmetic products; the Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency (the "EPA") and regulate the Company's disinfectant products and all the substances used in the manufacturing of its products, respectively; the Federal Meat Inspection Act, which is administered by the Department of Agriculture and regulates the Company's meat products; the Federal Hazardous Substances Act, which is administered by the Consumer Product Safety Commission, and regulates the labeling of the Company's household products; and the Fair Packaging and Labeling Act, which is administered by the Federal Trade Commission (FTC), and regulates the packaging and labeling of all the Company's products. The
Company's products also are subject to regulation by various state laws and various state regulatory agencies. In addition, the Company is subject to similar laws and regulations imposed by foreign jurisdictions.

Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. Such changes have not had, and are not expected to have, a material effect on revenues, capital expenditures or earnings of the Company.

The FDA's regulation of most of the over-the-counter drug products in the United States (such as the Dial antibacterial products), has remained in a state of flux since the mid- 1970s, and many final rules regarding such products have not been issued, and may not be issued for many years. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

Environmental
--------------------
The  Company  is  subject  to  the following United States environmental laws:
Clean Air Act, Comprehensive Environmental Response, Compensation and Liability Act, Emergency Planning and Community Right-to-Know Act, Federal Water Pollution Control Act, Oil Pollution Act of 1990, Resource Conservation and Recovery Act, Safe Drinking Water Act, and Toxic Substances Control Act, all as amended. The Company is subject to the United States environmental regulations promulgated under these acts, and also is subject to state and local environmental regulations, which have their foundation in the foregoing United States environmental laws. The Company is further subject to the environmental laws of Canada, Mexico, Guatemala and Great Britain.

As is the case with many companies, the Company faces exposure to actual or potential claims and lawsuits involving environmental matters. Although there are a number of pending environmental disputes involving the Company, the Company has not suffered, and does not anticipate that it will suffer, a material adverse effect as a result of any past, current or pending action by any governmental agency or other party, or as a result of compliance with such environmental laws and regulations.

At December 28, 1996, the Company had accrued approximately $13 million in expenses related to the general clean-up and site preparation of various closed plant sites in anticipation of the eventual sale of these properties. These accruals are believed to be adequate and will be paid utilizing cash flow from the Company's operations.

Employees
---------------
As of December 28, 1996, The Company employed approximately 2,800 individuals, of whom approximately 1,350 were covered by collective bargaining agreements. The Company announced in the third quarter of 1995 that it intended to close six plants, which would result in a work force reduction of approximately 700 employees. By September 28, 1996, all six plants had been closed and by December 28, 1996, a total of 691 of such employees had been terminated. Additionally, in the third quarter of 1996, the Company announced that it would take a one-time restructuring charge to provide for a business-based reorganization through work force reductions and rationalization of product lines. The management and administrative organization was streamlined by discontinuing a number of underperforming brands and related assets and by eliminating approximately 250 positions.

The  Company believes that relations with its employees are satisfactory.   No
collective  bargaining  agreements  expire  in  1997.

Sales
--------
The Company's customers are served by a national sales organization of approximately 200 employees. The sales organization is divided into four, grocery sales regions plus specialized sales operations that sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers. In addition, customers are served by a national broker sales organization and regional retail merchandising organizations. The Company's sales representatives focus their efforts both on sales of products to the Company's trade customers, as well as on designing and executing programs to ensure sales to ultimate consumers. Programs directed at consumers offer combinations of in-store merchandising, price reductions and discounts, and include cooperative advertising efforts.

Promotion  and  Advertising
------------------------------------
The Company expends a significant portion of its revenues for the promotion and advertising of its products. In the past three years, more than $1 billion has been spent for promotion and advertising. The Company believes that such expenditures are necessary to maintain and increase market share in an industry highly dependent on product image and quality, trade support and consumer trends. The Company spent $381 million in 1996, or 27% of 1996 net sales, for these purposes.

Distribution
----------------
Products are shipped from seven warehouses located at domestic manufacturing facilities and 10 regional warehouses. Regional warehouses are operated by third parties except for one company-owned and operated warehouse. Total distribution space at regional warehouses is approximately 2,000,000 square feet, and at warehouses located at manufacturing facilities, space totals approximately 530,000 square feet. Outside carriers are principally used to transport products.

In addition, in April 1996, two large distribution centers of approximately 450,000 square feet were established in St. Louis, Missouri, and Allentown, Pennsylvania, for the distribution of detergent products. Shipments from these centers and, to some extent, from detergent manufacturing facilities are in lots of 28 pallets and 44,000 pounds. Efficiencies and lower costs are attained because full pallets are shipped without warehouse personnel picking and assembling product for shipment. In addition, these large distribution centers use the Chep Mark 55, a four-way pallet that can be turned in any direction and packed in a more compact manner, saving space on the trailers and reducing damage in shipment.

The Company began a program of continuous, automatic replenishment of certain of its trade customers' inventories in 1990. The primary objective of the Continuous Replenishment Program is to improve service to customers and reduce costs by shortening the order-to-delivery pipeline; i.e., by anticipating customer needs based on historical sales, by shipping the product just before those needs arise and by elimination of redundancy, errors and interruption throughout the replenishment process. This is accomplished by using information systems to track customer inventory levels and the movement of each product at the customers' distribution centers and by managing the customers' warehouse inventories. Since its inception, the Continuous Replenishment Program has expanded, and sales under the Program currently account for approximately 15% of the Company's net sales.

Restructuring  Charges  and  Asset  Write-Downs
----------------------------------------------------------------
See  Note  D  of  Notes  to Consolidated Financial Statements, for information
concerning    Restructuring  Charges  and  Asset  Write  Downs.

ITEM  2.  PROPERTIES.
The Company's headquarters occupies approximately 119,000 square feet of a building in Phoenix, Arizona, leased from Viad Corp. The Company announced in the third quarter of 1996 that it plans to vacate this facility as part of its business-based reorganization. The Company has committed to a ten year lease to secure a 130,000-square-foot, single-tenant building in Scottsdale, Arizona, that is adjacent to its currently owned technical and administrative facility described below. The Company will occupy the new facility in
mid-year  1997.      The  Company  owns  a  200,000-square-foot  facility  in
Scottsdale,  Arizona,    where  its  research,  technical  and      certain
administrative  activities  are  conducted.

The  Company owns and operates seven plants in the United States, one plant in
Guatemala,  one  plant  in  Mexico  and    one  plant  in England.   Principal
manufacturing  plants  are  as  follows:






LOCATION           SQUARE FEET  PRODUCTS MANUFACTURED
-----------------  -----------  ---------------------------------------------------------------------------
Aurora, IL             451,000  Bar Soaps
-----------------  -----------  ---------------------------------------------------------------------------
Fort Madison, IA       447,000  Canned Meats, Microwaveable Meals, Corn Starch
-----------------  -----------  ---------------------------------------------------------------------------
St Louis, MO           272,400  Fabric Softener, Dry and Liquid Laundry Detergents
-----------------  -----------  ---------------------------------------------------------------------------
Bristol, PA            261,800  Dry Detergents
-----------------  -----------  ---------------------------------------------------------------------------
West Hazleton, PA      214,470  Liquid Detergents, Ammonia, Scouring Pads, Fabric Softener and Liquid Soaps
-----------------  -----------  ---------------------------------------------------------------------------
London, OH             140,000  Scouring Pads and Fabric Softeners
----------------   -----------  ---------------------------------------------------------------------------
Guatemala              100,000  Translucent Bar Soaps
-----------------  -----------  ---------------------------------------------------------------------------

Management believes that the facilities of the Company, in the aggregate, are adequate and suitable for their purposes and that capacity is sufficient for current needs.

ITEM  3.  LEGAL  PROCEEDINGS.
For information regarding legal matters, see Note O of Notes to the Consolidated Financial Statements included herein.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
No  matters  were  submitted  to  a  vote  of  security  holders during  1996.

OPTIONAL  ITEM.      EXECUTIVE  OFFICERS  OF  REGISTRANT.
The  names,  ages and positions of the executive officers of the Company as of
March  15,  1997,  are    listed  below:



                          Position with Company and
Name                 Age  Principal Business Affiliations During Past Five Years
-------------------  ---  ------------------------------------------------------
Malcolm Jozoff        57  Chairman, President and Chief Executive Officer
                          Prior to the Distribution, Mr. Jozoff served as
                          President and Chief Executive Officer of the
                          Consumer Products Business of the Former Parent,
                          positions to which he was appointed in May of 1996.  From
                          1993 to  1995, he was Chairman and Chief
                          Executive  Officer of Lenox, Inc., a manufacturer of
                          consumer durables.  From 1967 to 1992, he was
                          employed by The Procter & Gamble Company, a
                          manufacturer of consumer products where, in 1990,
                          he achieved the positions of President-Health Care
                          Sector, Corporate Group Vice President and a
                          Member of the Executive Committee. Mr. Jozoff
                          also is a director of the Columbia Gas System, Inc.
                          and ChemTrak Incorporated.  In 1993, in
                          connection with a civil proceeding brought by the
                          Securities and Exchange Commission, Mr. Jozoff
                          consented, without admitting or denying the
                          allegations, to the entry of  an order enjoining
                          him from violating Section 10(b) of the
                          Securities Exchange Act of 1934.

Daniel J. King        44  Senior Vice President-Product Supply
                          Mr. King has served as Senior Vice President-Product
                          Supply since September 1996.  From 1991 to 1996,
                          Mr. King served as the Company's Senior Vice
                          President- Customer Service.

Scott McHenry         45  Senior Vice President-Marketing and Sales
                          Mr. McHenry has served as the Senior Vice President-
                          Marketing and Sales since joining the Company in
                          October 1996. From 1991 to 1996,  Mr.  McHenry
                          served as a Principal of McKinsey & Company, an
                          international management consulting firm, which he
                          joined in 1983.  While at McKinsey & Company, Mr.
                          McHenry primarily served packaged goods clients
                          and, in 1992,   became co-leader of the North
                          American packaged goods practice.

Lowell L. Robertson   65  Senior Vice President and Controller
                          Mr. Robertson has served as Senior Vice President
                          and Controller since March 1997.  He joined the
                          Company in July 1996 as Vice President and
                          Controller.  From  February to October  1995, Mr.
                          Robertson served as the  Chief  Financial Officer of
                          Megafoods Stores, Inc.  From 1966 to 1994,  Mr.
                          Robertson was an Audit Partner with Deloitte &
                          Touche LLP, an international public accounting firm.

Mark R. Shook         41  Senior Vice President-International
                          Mr. Shook has served as the Senior Vice President-
                          International since September 1996.  From September
                          1990 to September 1996,  Mr. Shook was an
                          Executive Vice President of the Company, serving as
                          General Manager, Food from September 1990 to
                          September 1993; General Manager, Food and
                          International from September 1993 to April 1994;
                          General Manager, Laundry and International from
                          April to  September 1994; General Manager, Soaps
                          and Detergents from September 1994 to July 1995;
                          and General Manager, Personal Care from July 1995
                          to September 1996.

Robert B. Stearns   44    Senior Vice President and Chief Financial Officer
                          Mr. Stearns has served as Senior Vice President and
                          Chief Financial Officer of the Company since July
                          1996. From May 1995 to July 1996, he was the Vice
                          President-Corporate Development for The Dial Corp.
                          From April 1992  to May 1995, he was president of
                          R.B. Stearns and Company, a New York based
                          merchant bank focused on emerging markets.  From
                          January 1991 to April 1992, he was managing director
                          in charge of investment banking (North America) for
                          UBS Securities, Inc., a New York investment bank.

Bernhard J. Welle     48  Senior Vice President-Human Resources
                          Mr. Welle has served as the Senior Vice President-
                          Human Resources since August 1996.  Prior to that,
                          Mr. Welle was Vice President-Human Resources for
                          the Company since 1987.




The term of office of the executive officers is until the next annual organization meeting of the Board, which follows the Annual Meeting of Shareholders, or until their successors shall be chosen.

PART  II.
ITEM  5.      MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded on the New York Stock Exchange. The following table summarizes the high and low market prices as reported on the New York Stock Exchange Composite Tape and the cash dividends declared for the year ended December 28, 1996:



                       SALES PRICE RANGE OF COMMON STOCK
                    CALENDAR QUARTER 1996     HIGH     LOW


                         First                 N/A*     N/A*
                        ------              -------  -------
                        Second                 N/A*     N/A*
                        ------              -------  -------
                         Third              $14.875  $11.125
                        ------              -------  -------
                        Fourth              $15.000  $13.250
                        ------              -------  -------






                    DIVIDENDS DECLARED ON COMMON STOCK

                         Calendar Quarter   1996
                         ----------------  -----
                         Third             $0.08
                         ----------------  -----
                         Fourth            $0.08
                         ----------------  -----

*Stock  began  trading  on  August  15,  1996.

As of March 14, 1997, there were 95,913,395 holders of record of the Company's common stock.

ITEM  6.    SELECTED  FINANCIAL  DATA.
Applicable  information  is  included  in  Exhibit  13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
Applicable  information  is  included  in  Exhibit  13.

ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
    1.  Financial  Statements--See  Item  14  hereof.

    2.  Supplementary  Data--See  Condensed  Consolidated Quarterly Results in
Exhibit  13.

ITEM  9.    DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.
        None

PART  III.

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
The information regarding Directors of the Company is included in the Company's Proxy Statement to be filed for the Annual Meeting of Shareholders, to be held on May 29, 1997, and is incorporated herein and made a part hereof. The information regarding executive officers of the Company is found as an Optional Item in Part I hereof.

ITEM  11.    EXECUTIVE  COMPENSATION.
The information is contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The information is contained in the Proxy Statement and is incorporated herein by reference.
ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
None

PART  IV.
ITEM  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The  following  documents  are  filed  as  a  part  of  the  report:

        FINANCIAL  STATEMENTS.
The following are included in Exhibit 13: Independent Auditors' Report and Consolidated Financial Statements (Balance Sheet, Statement of Operations, Statement of Cash Flows, Statement of Shareholders' Equity and Notes to Consolidated Financial Statements).

        EXHIBITS.
3 (a) Restated  Certificate of Incorporation of the Company filed as Exhibit 3
(a)  to  the  Company's Form 10/A (Am. No. 2), dated July 26, 1996, (the "Form
10")  and    is  hereby  incorporated  by  reference.

3 (b) Bylaws of the Company filed as Exhibit 3 (b) to the Form 10 are hereby incorporated by reference.

4. Form of Rights Agreement between the Company and the Rights Agent named therein filed as Exhibit 4 to the Form 10 is hereby incorporated by reference.

10  (a)  Directors  Indemnification  Agreement, filed as Exhibit 10 (a) to the
Company's      Form  10-Q, dated November 11, 1996,  is hereby incorporated by reference.

10  (b)  Officers  Indemnification  Agreement,  filed as Exhibit 10 (b) to the
Company's    Form  10-Q,  dated  November 11, 1996,  is hereby incorporated by reference.

10  (c)  Supplemental Capital Accumulation Plan Agreement, filed as Exhibit 10
(c) to the Company's Form 10-Q, dated November 11, 1996, is hereby incorporated by reference.

10  (d)  Supplemental  Pension  Plan Agreement, filed as Exhibit 10 (d) to the
Company's      Form  10-Q,  dated November 11, 1996, is hereby incorporated by reference.

10 (e) The Company's 1996 Stock Incentive Plan, filed as Exhibit 10 (d) to the Form 10, is hereby incorporated by reference.

10  (f)    Annual  Incentive  Plan.*

10 (g) Form of Deferred Compensation Plan for the Directors of the Company, filed as Exhibit 10 (e) to the Form 10, is hereby incorporated by reference.

10  (h)  Form  of  the Company's Director's Charitable Award Program, filed as
Exhibit  10  (f)  to  the  Form  10,  is  hereby  incorporated  by  reference.

10  (i)  Form of the Company's Deferred Compensation Plan, filed as Exhibit 10
(g)  to  the  Form  10,  is  hereby  incorporated  by  reference.

10  (j)   Form of Employment Agreements with certain executive officers of the
Company, filed as Exhibit 10 (h) to the Form 10, is hereby incorporated by reference.

10 (k) Employment Agreement between the Company and Malcolm Jozoff, filed as Exhibit (i) to the Form 10, is hereby incorporated by reference.

10 (l) Form of the Company Employee Equity Trust, filed as Exhibit 10 (k) to the Form 10, is hereby incorporated by reference.

10  (m)    Credit  Agreement filed as Exhibit 10 (j) to the Form 10, is hereby incorporated  by  reference.

11.      Statement    Re:    Computation  of  Per  Share  Earnings.*

13.      Financial Information Set Forth in Annual Report to Securityholders.*

21.      List  of  Subsidiaries  of  the  Company.*

23.      Consent  of  Independent  Auditors.*

24.      Power  of  Attorney.*

27.      Financial  Data  Schedule.*

*  Filed  herewith.

(b) The Company filed no reports on Form 8-K during the fourth quarter of 1996.





                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Phoenix, Arizona, on the 14th of March, 1997.


                                              THE  DIAL  CORPORATION




                                         /s/  Malcolm  Jozoff
                                              Malcolm  Jozoff
                                              Chairman,  President  and  Chief
                                              Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                              Principal Executive Officer

Date:        March 14, 1997               /s/ Malcolm Jozoff
                                              Malcolm  Jozoff
                                              Chairman,  President  and  Chief
                                              Executive  Officer


                                              Principal Financial Officer

Date:        March 14, 1997               /s/ Robert B. Stearns
                                              Robert B. Stearns
                                              Senior Vice President and Chief
                                              Financial  Officer


                                              Principal Accounting Officer

Date:        March 14, 1997               /s/ Lowell L.Robertson
                                              Lowell L.Robertson
                                              Senior Vice President and
                                              Controller

                                              Directors

                                              Joy  A. Amundson
                                              Herbert M. Baum
                                              Joe T. Ford
                                              Thomas L. Gossage
                                              Donald E. Guinn
                                              Malcolm Jozoff
                                              Michael T. Riordan
                                              Dennis C. Stanfill
                                              Barbara S. Thomas
                                              A. Thomas Young


Date:        March 14, 1997              /s/  Lowell L. Robertson
                                              Lowell L. Robertson
                                              Attorney  in  Fact