Form 10-Q
period 1997-03-29
DIAL CORP /NEW/
filed 1997-05-12
CIK 1016179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended March 29, 1997
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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on March 29, 1997 was 95,960,856.



PART  I.    FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                              THE DIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (000 omitted)



                                                    March 29,     December 28,
                                                       1997            1996
                                                    -----------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $    5,672   $      14,102
  Receivables, less allowance of $4,153 and $3,170      26,153          28,689
  Inventories                                          128,453         139,492
  Deferred income taxes                                 53,593          61,379
  Other current assets                                   1,543           4,119
                                                    -----------  --------------

     Total current assets                              215,414         247,781

Property and equipment, net                            227,333         226,551
Deferred income taxes                                   63,840          63,918
Intangibles                                            323,653         325,739
Other assets                                             2,100           2,137
                                                    -----------  --------------

                                                    $  832,340   $     866,126
                                                    ===========  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                            $   64,722   $      91,341
  Income taxes payable                                   8,348           7,188
  Other current liabilities                             95,718         108,145
                                                    -----------  --------------

     Total current liabilities                         168,788         206,674

Long-term debt                                         258,682         269,515
Pension and other employee benefits                    241,320         233,306
Other liabilities                                        9,212          15,974
                                                    -----------  --------------
     Total liabilities                                 678,002         725,469
                                                    -----------  --------------

Shareholders' Equity
  Common stock, $.01 par value, 300,000,000 shares
  authorized, 96,026,735 shares issued                     960             956
  Additional capital                                   261,440         247,209
  Retained deficit                                      (9,205)        (20,308)
  Unearned employee benefits                           (97,166)        (87,129)
  Cumulative translation adjustment                       (817)            575
  Treasury stock, 65,879 shares held                      (874)           (646)
                                                    -----------  --------------
     Total shareholders' equity                        154,338         140,657
                                                    -----------  --------------

                                                    $  832,340   $     866,126
                                                    ===========  ==============


See  Notes  to  Consolidated  Financial  Statements.


                             THE DIAL CORPORATION
                     STATEMENT OF CONSOLIDATED OPERATIONS
                     (000 omitted, except per share data)




                                                       Quarter Ended
                                                  ---------------------------
                                                    March 29,     March  30,
                                                       1997          1996
                                                  --------------  -----------

Net sales                                         $      316,242  $   352,392
                                                  --------------  -----------

Costs and expenses:
   Cost of products sold                                 169,290      175,284
   Selling, general and administrative expenses          110,295      140,582
                                                  --------------  -----------

                                                         279,585      315,866
                                                  --------------  -----------

Operating income                                          36,657       36,526
                                                  --------------  -----------

Interest and other expenses                                7,666        4,787
                                                  --------------  -----------


Income before income taxes                                28,991       31,739
Income taxes                                              10,668       12,131
                                                  --------------  -----------

NET  INCOME                                       $       18,323  $    19,608
                                                  ==============  ===========

NET INCOME PER SHARE                              $         0.20
                                                  ==============

Average outstanding common and equivalent shares          91,943
                                                  ==============


See  Notes  to  Consolidated  Financial  Statements.


                               THE DIAL CORPORATION
                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (000 omitted)




                                                           Quarter Ended
                                                      ----------------------------
                                                         March 29,     March 30,
                                                            1997          1996
                                                      ---------------  -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                            $       18,323   $   19,608
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                7,613        7,330
  Deferred income taxes                                        7,864       (1,232)
  Change in operating assets and liabilities:
   Receivables                                                10,736       (1,099)
   Inventories                                                11,039       (5,457)
   Trade accounts payable                                    (26,619)       8,183
   Other assets and liabilities, net                          (7,842)      (3,055)
                                                      ---------------  -----------

Net cash provided by operating activities                     21,114       24,278
                                                      ---------------  -----------

CASH FLOWS PROVIDED (USED) BY INVESTING  ACTIVITIES:
Capital expenditures                                          (6,795)      (7,909)
                                                      ---------------  -----------

Net cash used by investing activities                         (6,795)      (7,909)
                                                      ---------------  -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net payments on long-term borrowings                         (10,833)      (3,003)
Net change in short-term bank loans                                            (8)
Dividends paid on common stock                                (7,220)
Cash proceeds from stock options                               3,504
Net change in receivables sold                                (8,200)       1,209
Cash transfers (to) from parent, net                                      (16,125)
                                                      ---------------  -----------
Net cash used by financing activities                        (22,749)     (17,927)
                                                      ---------------  -----------

Net decrease in cash and cash equivalents                     (8,430)      (1,558)
Cash and cash equivalents, beginning of year                  14,102        5,884
                                                      ---------------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $        5,672   $    4,326
                                                      ===============  ===========


See  Notes  to  Consolidated  Financial  Statements.

                             THE DIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A.    BASIS  OF  PREPARATION

On July 25, 1996, the Board of Directors of The Dial Corp ("the Former Parent") declared a dividend (the "Distribution" or "the spinoff") to effect the spinoff of its Consumer Products Business. The dividend was paid on August 15, 1996, to shareholders of record as of August 5, 1996. Each Dial shareholder received a dividend of one share of common stock of The Dial Corporation ("the Company"), which, after the Distribution, owns and operates the Consumer Products Business previously conducted by the Former Parent. Concurrently with the Distribution, the name of the Former Parent was changed to Viad Corp.

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

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income (loss) per common share is not materially different from primary net income (loss) per common share. The average outstanding and equivalent shares do not include shares held by the Employee Equity Trust (the "Trust"). Shares held by the Trust are not considered outstanding for net income (loss) per share calculations until the shares are released from the Trust.

Per share information is not presented for the quarter ended March 30, 1996 because the Company was not a publicly held company during such period. Income (loss) per share is presented for 1997, as the Company's common shares were issued on August 15, 1996. Accounting policies utilized in the preparation of these financial statements are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies, which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."

At March 29, 1997, there were 96,026,735 shares of common stock issued and 90,290,038 shares outstanding. At March 29, 1997, a total of 5,670,818 of the outstanding shares were held by The Dial Corporation Employee Equity Trust, and 65,879 shares were held in treasury by the Company.

In  addition  to  common  stock, the Company is authorized to issue 10,000,000
shares  of  preferred  stock,   par value of $.01 per share, none of which has
been  issued.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. This new standard requires dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company's current EPS calculation conforms to SFAS No. 128's diluted EPS. Basic EPS, which excludes the effects of dilutive stock options, is not materially different than diluted EPS for the Company.

In June 1996, FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") SFAS No. 125 permits sale accounting treatment for transfers of financial assets in which the transferor surrenders control over those assets and consideration other than beneficial interests in the transferred assets is received in exchange. SFAS No. 125 defines the conditions under which a transferor has surrendered control.

The Company adopted SFAS No. 125 on January 1, 1997, as required. Sale of trade accounts receivables entered into in 1997 are structured in a manner that qualifies for sale accounting under SFAS No. 125. The adoption of SFAS No. 125 has not had a material effect on the Company's financial position or results of operations in the first quarter of 1997 and is not expected to have a material effect on the Company's financial position or results of operations for the remainder of the year.

The interim combined financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 29, 1997 and the results of operations and cash flows for the three months ended March 29, 1997 and March 30, 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to 1996 balances to conform with 1997 presentations.

This information should be read in conjunction with the financial statements set forth in the Company's Annual Report to Shareholders for the year ended December 28, 1996.







NOTE  B.  INVENTORIES

Inventories  consisted  of  the  following:




                               March 29,      December 28,
                                 1997              1996
                            ----------------  -------------
                                     (000 omitted)

Raw materials and supplies  $         36,327  $      37,744
Work in process                        9,828         10,939
Finished goods                        82,298         90,809
                            ----------------  -------------
                            $        128,453  $     139,492
                            ================  =============



NOTE  C.    INCOME  TAXES

Reconciliations between the statutory federal income tax rate and the Company's consolidated effective income tax rate for the three months ended
March    29,  1997  and  March  30,  1996  are  as  follows:




                                            March 29,   March 30,
                                               1997        1996
                                            ----------  ----------

Federal statutory rate                           35.0%       35.0%
Nondeductible goodwill amortization               0.4         0.7
FSC exclusion (benefit)                          (0.7)       (0.2)
State income taxes                                4.0         3.2
Impact of lower foreign tax rate (benefit)       (0.3)       (0.8)
Other, net (benefit)                             (1.6)        0.3
                                            ----------  ----------
Effective income tax rate                        36.8%       38.2%
                                            ==========  ==========




NOTE  D.    RESTRUCTURING  CHARGES  AND  INVENTORY  AND    ASSET  WRITE-DOWNS

In the third quarter of 1996, the Company announced an administrative and line of business reorganization to streamline its management and administrative organization, eliminate approximately 250 positions, sell or discontinue a number of underperforming brands and exit the current corporate headquarters. The Company recorded restructuring charges and asset write-downs of $55 million ($33.6 million after tax) in the third quarter of 1996 for severance costs, discontinuance of product lines and building exit costs. Approximately $9.1 million in reserves for such costs remained at March 29, 1997. These reserves are believed to be adequate and will be paid utilizing cash flow from operations.

Based upon the discontinuation and product rationalization analysis completed, the related assets and intangibles were determined to be impaired and were written down to their net realizable value. Severance pay and benefits and exit costs have been recognized in accordance with Emerging Issues Task Force Issue No. 94-3 (EITF No. 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructure costs charged against such reserves in the first quarter of 1997 amounted to $5.9 million, of which $1.4 million was severance and exit costs.

In the third quarter of 1995, the Company recorded restructuring charges and asset write-downs totaling $156 million ($94.9 million after tax) to provide for a business-based reorganization through plant closings, work force reductions and elimination of certain products. The charges provided for the closing of six plants and the reduction of the work force by approximately 700 people, substantially all of whom were based in the plants that were closed.

All six plants have been closed. Approximately $16.8 million in reserves for environmental costs and other plant post-closing expenses remained at March 29, 1997. Such reserves are believed to be adequate and are expected to be paid utilizing cash flow from operations. Severance pay and benefits and exit costs, primarily facility closure costs, were also recognized in accordance with EITF No. 94-3 and are included in the restructuring reserve described above. Restructure costs charged against such reserves in the first quarter of 1997 amounted to $3.2 million, of which $1.3 million was severance and exit costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Basis  of  Management's  Discussion  and  Analysis
In the line of business reorganization undertaken in the third quarter of 1996, the Company identified certain products and lines of business on which it intends to focus the resources of the Company. These businesses are the retail branded products which the Company operates under its Dial, Purex,
Renuzit and Armour franchises and the Company's international line of business. The Dial franchise includes not only the Dial and Liquid Dial brands  but  also  the  Tone,  Nature's  Accents, Pure & Natural, Fels Naptha,
Boraxo and Breck brands. The Purex franchise includes the Trend, Dutch, Borateem, Vano, Sta-Flo, 20 Mule Team and La France brands in addition to the Purex brand. The Renuzit franchise includes only products that bear the Renuzit name. The Armour franchise includes the Armour, Armour Star and Cream brands. These products and lines of business were identified on the basis of their profitability, strength in the marketplace and potential growth. The Company considers its Dial, Purex, Renuzit and Armour franchises to be its "core" business. Accordingly, the Company's plan is that all products and lines of business outside of the identified core franchises (the "noncore businesses") will be discontinued, sold or managed to maximize their near-term cash flow.

COMPARISON  OF  THE  FIRST  QUARTER  OF  1997  WITH  THE FIRST QUARTER OF 1996

Revenues for the first quarter of 1997 were $316.2 million, a decrease of $36.2 million (or 10.3%) below the first quarter of 1996 revenues of $352.4 million. Operating income for the first quarter of 1997 was $36.7 million which was slightly higher than the first quarter of 1996 operating income of $36.5 million. Net income for the first quarter of 1997 was $18.3 million, a decrease of approximately $1.3 million below the first quarter of 1996 net income of $19.6 million.

The Company's core business experienced a revenue decline of approximately $17 million (or 5.5%) from the first quarter of 1996 to the first quarter of 1997. This decline was driven primarily by a decline on Dial ( down 13.5%) as a result of a "Buy three, get one free" promotional program executed in the first quarter of 1996 that was not repeated in the first quarter of 1997 and, a decline in Purex revenues of 15.6% as a result of the 15% price reduction on detergent products initiated late in the first quarter of 1996. After adjustment for the Purex price reduction, core business revenues increased 2.1% in the first quarter of 1997 as compared to a year ago.

The decreases described above were offset by revenue growth from new product introductions in the Renuzit business (up 14.4% over the first quarter of
1996), new business on Armour (up 15.1% over the first quarter of 1996) and strong international performance (up 6.8% over the first quarter of 1996).

Noncore revenues in the first quarter of 1997 of $24.3 million declined $19.2 million (or 44.1%) from the first quarter of 1996 levels. The Company expects that revenues from noncore businesses will continue to decline during 1997 as the Company completes its initiative of discontinuing and divesting certain brands.

Gross profits declined $30.1 million, from $177.1 million in the first quarter of 1996 to $147.0 million in the first quarter of 1997. Gross profit margins declined from 50.3% in the first quarter of 1996 to 46.5% in the first quarter of 1997. The 3.8% decline in the gross profit margin is largely the result of the price reduction initiative on detergent products to move to a modified everyday low pricing ("EDLP") for both Purex and Trend. These decreases were offset by improvements in cost of products sold driven by lower costs from improved distribution practices instituted in the second quarter of 1996 and lower manufacturing costs.

Selling, general and administrative expenses were $110.3 million in the first quarter of 1997, a decrease of approximately $30 million (or 21.5%) below the first quarter of 1996 levels. The decrease was the result of decreases in marketing expenses of approximately $28 million and decreases in selling and administrative expenses of approximately $2 million.

The  decreases  in  marketing  expenses  from the first quarter of 1996 to the first quarter of 1997 resulted from lower trade promotion expenditures of approximately $15 million on Purex which were no longer necessary as a result of the price reduction taken in the first quarter of 1996, favorable consumer promotion expenses of approximately $7 million as a result of not repeating the "Buy three, get one free" promotion on Dial in 1997, as well as a curtailment of marketing expenses on products that are being discontinued or divested.

The decrease in selling and administrative expenses of $2 million in the first
quarter  of    1997  versus  the  first  quarter  of  1996  is  comprised  of administrative savings as a result of the administrative and business reorganization undertaken in 1996, partially offset by the incremental costs
associated  with    being  a  public  company.

Interest and other expenses increased approximately $2.9 million from the first quarter of 1996 to the first quarter of 1997 as a result of $1.9 million in accretion costs related to Armour employee benefit liabilities assumed from the Former Parent company in the spinoff, as well as $1.3 million in additional sales of accounts receivable expenses. This increase was offset in part by a decrease in interest expense of $.3 million in first quarter of 1997 compared to first quarter of 1996.

The effective tax rate for the first quarter of 1997 was approximately 36.8%, down from 38.2% for the comparable period in 1996. The net decrease of 1.4% is primarily due to an increase in income eligible for the Foreign Sales Corp exclusion, offset by higher state income taxes and lower foreign income not subject to domestic income taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated cash from operations of $21.1 million during the first three months of 1997, a decrease of $3.2 million from the comparable period in 1996. Capital expenditures for the first three months of 1997 (net of asset dispositions) were $6.8 million, a decrease of $1.1 million over the comparable period of 1996. The Company's financing plan includes the sale of receivables to accelerate cash flow. Receivables sold but not yet collected under this plan at March 29, 1997 and March 30, 1996 were $66.7 million and
$77.9    million,  respectively.

The Company is also party to a $350 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2001 unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company, from time to time, makes short-term borrowings that are supported by the Credit Agreement. As of March 29, 1997, the Company had $258.7 million aggregate principal amount of such short-term borrowings outstanding, and at such date, the Company had $91.3 million available under the Credit Agreement. Such short-term borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement.

The Company is planning an equity offering of at least $100 million during 1997. The Company anticipates the proceeds will be used to repay long-term debt. The equity offering is being effected by the Company in an effort to preserve the status of the tax ruling received by the Former Parent and the Company from the Internal Revenue Service in connection with the Distribution. This ruling was issued on the basis of certain representations made by the Former Parent and the Company, including a representation that the Company would issue at least $100 million in additional equity securities by the first anniversary of the Distribution (August 15, 1997). The Company has petitioned the Internal Revenue Service to permit it to extend the deadline for the issuance of such equity securities until December 31, 1997. If the Internal Revenue Service grants the Company's petition, the equity offering may proceed on the current schedule or, if the Company determines it would be beneficial, on a delayed schedule.

The Company intends to vacate its corporate headquarters in the Viad Tower and move to more economical office space in Scottsdale, Arizona, during mid-year 1997. The Company has 10 years remaining on the lease for the Viad Tower space, which commits the Company to payments of approximately $2,676,000 annually through 2006. The Company is actively marketing the space for sublease. Estimated losses on this lease were provided for in the restructuring charges and asset write-downs recorded in the third quarter of 1996.

As of March 29, 1997, the Company had approximately $117.4 million in net deferred tax benefits, which the Company believes are fully realizable in future years. The realization of such benefits will require average annual taxable income of approximately $19.6 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $47.6 million.

PART  II.    OTHER  INFORMATION

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)    Exhibits

     11.    Statement  Re:    Computation of Per Share Earnings.

     27.    Financial  Data  Schedule.

     (B) No Reports filed on Form 8-K have been filed by the Company during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The  Dial  Corporation
(Registrant)

May  12,  1997


\s\ Lowell  L. Robertson
    Lowell  L. Robertson
    Senior  Vice  President  and  Controller
    (Chief  Accounting  Officer  and  Authorized  Officer)