Form 10-Q
period 1997-06-28
DIAL CORP /NEW/
filed 1997-08-05
CIK 1016179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended June 28, 1997
                        Commission file number 1-11793



                             THE DIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



     DELAWARE                                                       51-0374887
(State  or  Other  Jurisdiction  of                           (I.R.S. Employer
Incorporation  or  Organization)                           Identification No.)

15501 NORTH DIAL BOULEVARD
   SCOTTSDALE,  ARIZONA                                              85260-1619
(Address  of  Principal  Executive  Offices)                        (Zip Code)

Registrant's  Telephone  Number,  Including  Area  Code  (602) 754-1098

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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on June, 28 1997 was 96,036,674.



PART  I.    FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS


                               THE DIAL CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                   (000 omitted)



                                                        June 28,    December 28,
                                                          1997          1996
                                                        ----------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                             $  12,180   $      14,102
  Receivables, less allowance of $4,732 and $3,170         37,407          28,689
  Inventories                                             112,950         139,492
  Deferred income taxes                                    56,152          61,379
  Other current assets                                        724           4,119
                                                        ----------  --------------

     Total current assets                                 219,413         247,781

Property and equipment, net                               231,645         226,551
Deferred income taxes                                      60,142          63,918
Intangibles                                               321,962         325,739
Other assets                                                  775           2,137
                                                        ----------  --------------

                                                        $ 833,937   $     866,126
                                                        ==========  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                $  69,516   $      91,341
  Income taxes payable                                     21,619           7,188
  Other current liabilities                               104,360         108,145
                                                        ----------  --------------

     Total current liabilities                            195,495         206,674

Long-term debt                                            220,695         269,515
Pension and other employee benefits                       239,376         233,306
Other liabilities                                           8,592          15,974
                                                        ----------  --------------
     Total liabilities                                    664,158         725,469
                                                        ----------  --------------

Shareholders' Equity
  Common stock, $.01 par value, 300,000,000 shares
  authorized, 96,102,553 and 95,638,352 shares issued         961             956
  Additional capital                                      257,948         247,209
  Retained earnings (deficit)                               3,940         (20,308)
  Unearned employee benefits                              (91,524)        (87,129)
  Cumulative translation adjustment                          (673)            575
  Treasury stock, 65,879 and 49,399 shares held              (873)           (646)
                                                        ----------  --------------
     Total shareholders' equity                           169,779         140,657
                                                        ----------  --------------

                                                        $ 833,937   $     866,126
                                                        ==========  ==============


See  Notes  to  Consolidated  Financial  Statements.


                             THE DIAL CORPORATION
                     STATEMENT OF CONSOLIDATED OPERATIONS
                     (000 omitted, except per share data)




                                                      Quarter Ended
                                                  -------------------------
                                                    June 28,       June 29,
                                                     1997            1996
                                                  --------------  ---------

Net sales                                         $      349,268  $ 353,758
                                                  --------------  ---------

Costs and expenses:
   Cost of products sold                                 183,037    185,472
   Selling, general and administrative expenses          126,174    125,289
                                                  --------------  ---------

                                                         309,211    310,761
                                                  --------------  ---------

Operating income                                          40,057     42,997
                                                  --------------  ---------

Spinoff transaction costs                                             4,000
Interest and other expenses                                7,133      5,182
                                                  --------------  ---------
                                                           7,133      9,182
                                                  --------------  ---------


Income before income taxes                                32,924     33,815
Income taxes                                              12,542     14,526
                                                  --------------  ---------

NET  INCOME                                       $       20,382  $  19,289
                                                  ==============  =========

NET INCOME PER SHARE                              $         0.22
                                                  ==============

Average outstanding common and equivalent shares          92,625
                                                  ==============


See  Notes  to  Consolidated  Financial  Statements.


                             THE DIAL CORPORATION
                     STATEMENT OF CONSOLIDATED OPERATIONS
                     (000 omitted, except per share data)




                                                      Six Months Ended
                                                  ----------------------------
                                                   June 28,           June 29,
                                                     1997              1996
                                                  -----------------  ---------

Net sales                                         $         665,510  $ 706,150
                                                  -----------------  ---------

Costs and expenses:
   Cost of products sold                                    352,327    358,823
   Selling, general and administrative expenses             236,469    267,988
                                                  -----------------  ---------

                                                            588,796    626,811
                                                  -----------------  ---------

Operating income                                             76,714     79,339
                                                  -----------------  ---------

Spinoff transaction costs                                                4,000
Interest and other expenses                                  14,799      9,785
                                                  -----------------  ---------
                                                             14,799     13,785
                                                  -----------------  ---------


Income before income taxes                                   61,915     65,554
Income taxes                                                 23,210     26,657
                                                  -----------------  ---------

NET  INCOME                                       $          38,705  $  38,897
                                                  =================  =========

NET INCOME PER SHARE                              $            0.42
                                                  =================

Average outstanding common and equivalent shares             92,261
                                                  =================


See  Notes  to  Consolidated  Financial  Statements.










                                THE DIAL CORPORATION
                        STATEMENT OF CONSOLIDATED CASH FLOWS
                                    (000 omitted)




                                                            Six Months Ended
                                                      -----------------------------
                                                          June 28,         June 29,
                                                            1997             1996
                                                      ------------------  ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                            $          38,705   $  38,897
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                  15,464      14,722
  Deferred income taxes                                           9,003       7,735
  Change in operating assets and liabilities:
   Receivables                                                    2,482     (10,462)
   Inventories                                                   26,542      (1,774)
   Trade accounts payable                                       (21,825)    (13,436)
   Other assets and liabilities, net                             14,498     (21,969)
                                                      ------------------  ----------

Net cash provided by operating activities                        84,869      13,713
                                                      ------------------  ----------

CASH FLOWS PROVIDED (USED) BY INVESTING  ACTIVITIES:
Capital expenditures                                            (17,484)    (22,583)
                                                      ------------------  ----------

Net cash (used) by investing activities                         (17,484)    (22,583)
                                                      ------------------  ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net payments on long-term borrowings                            (48,820)     (3,003)
Net change in short-term bank loans                                            (226)
Dividends paid on common stock                                  (14,457)
Cash proceeds from stock options                                  5,170
Net change in receivables sold                                  (11,200)     (4,997)
Cash transfers (to) from parent, net                                         15,653
                                                      ------------------  ----------
Net cash provided (used) by financing activities                (69,307)      7,427
                                                      ------------------  ----------

Net decrease in cash and cash equivalents                        (1,922)     (1,443)
Cash and cash equivalents, beginning of year                     14,102       5,884
                                                      ------------------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $          12,180   $   4,441
                                                      ==================  ==========


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

The Consolidated Financial Statements present the financial position, results of operations and cash flows of the divisions and subsidiaries comprising The Dial Corporation, as if it had been formed as a separate entity for all periods presented. The Former Parent's historical cost basis of the assets and liabilities have been carried over to the new company. All material intercompany balances and transactions among the entities comprising the Company have been eliminated.

Accounting policies utilized in the preparation of these financial statements are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies, which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Fully diluted net income per common share is not materially different from
primary  net  income    per  common  share.        The average outstanding and
equivalent shares do not include shares held by the Employee Equity Trust (the "Trust"). Shares held by the Trust are not considered outstanding for net income per share calculations until the shares are released from the Trust. Per share information is not presented for the quarter or six months ended June 29, 1996 because the Company was not a publicly held company during such period. Income per share is presented for 1997, as the Company's common shares were issued on August 15, 1996.

At June 28, 1997, there were 96,102,553 shares of common stock issued and 96,036,674 shares outstanding. At June 28, 1997, a total of 5,574,321 of the outstanding shares were held by the Trust. In addition, 65,879 shares were held in treasury by the Company.

In addition to common stock, the Company is authorized to issue 10,000,000 shares of preferred stock, par value $.01 per share, none of which has been issued.

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. This new standard requires dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Company's current EPS calculation conforms to SFAS No. 128's diluted EPS. Basic EPS, which excludes the effects of dilutive stock options, is not materially different from diluted EPS for the Company.

In June 1996, FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 permits sale accounting treatment for transfers of financial assets in which the transferor surrenders control over those assets and consideration other than beneficial interests in the transferred assets is received in exchange. SFAS No. 125 defines the conditions under which a transferor has surrendered control.

The Company adopted SFAS No. 125 on January 1, 1997, as required. Sale of trade accounts receivable entered into in 1997 are structured in a manner that qualifies for sale accounting under SFAS No. 125. The adoption of SFAS No. 125 will not have a material effect on the Company's financial position or results of operations.

In June 1997, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional capital in the equity section of a statement of financial position. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for financial statements for periods beginning after December 15, 1997. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.

The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 28, 1997 and the results of operations and cash flows for the quarters and six months ended June 28, 1997 and June 29, 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to 1996 balances to conform with 1997 presentations.

This information should be read in conjunction with the financial statements set forth in the Company's Annual Report to Shareholders for the year ended December 28, 1996.

NOTE  B.  INVENTORIES

Inventories  consisted  of  the  following:




                               June 28,     December  28,
                                 1997            1996
                            --------------  --------------
                                    (000 omitted)

Raw materials and supplies  $       28,804  $       37,744
Work in process                      9,720          10,939
Finished goods                      74,426          90,809
                            --------------  --------------
                            $      112,950  $      139,492
                            ==============  ==============



NOTE  C.    INCOME  TAXES

Reconciliations between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the six months ended June 28, 1997 and June 29, 1996 are as follows:




                                            June 28,   June 29,
                                              1997       1996
                                            ---------  ---------

Federal statutory rate                          35.0%      35.0%
Nondeductible goodwill amortization              0.5        0.3
FSC exclusion (benefit)                         (0.6)      (0.4)
State income taxes                               4.0        4.0
Impact of lower foreign tax rate (benefit)      (0.7)      (0.4)
Other, net (benefit)                            (0.7)       2.2
                                            ---------  ---------
Effective income tax rate                       37.5%      40.7%
                                            =========  =========



NOTE  D.    RESTRUCTURING  CHARGES  AND  INVENTORY  AND    ASSET  WRITE-DOWNS

In the third quarter of 1996, the Company announced an administrative and line of business reorganization to streamline its management and administrative organization, eliminate approximately 250 positions, sell or discontinue a number of underperforming brands and exit the current corporate headquarters. The Company recorded restructuring charges and asset write-downs of $55 million ($33.6 million after tax) in the third quarter of 1996 for severance costs, discontinuance of product lines and building exit costs. Approximately $7.5 million in reserves for such costs remained at June 28, 1997. These reserves are believed to be adequate and such expenses will be paid utilizing cash flow from operations.

Based upon the discontinuation and product rationalization analysis completed, the related assets and intangibles were determined to be impaired and were written down to their net realizable value. Severance pay and benefits and exit costs have been recognized in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructure costs charged against such reserves in the first half of 1997 amounted to $7.5 million, of which $1.9 million was severance and exit costs.

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

All six plants have been closed. Approximately $15.1 million in reserves for environmental costs and other plant post-closing expenses remained at June 28, 1997. Such reserves are believed to be adequate and such expenses are expected to be paid utilizing cash flow from operations. Severance pay and benefits and exit costs, primarily facility closure costs, were also recognized in accordance with EITF No. 94-3 and are included in the restructuring reserve described above. Restructure costs charged against such reserves in the first half of 1997 amounted to $4.9 million, of which $2.5 million was severance and exit costs.

NOTE  E.    DISPOSITION  OF  ASSETS

In line with the corporate restructure charges in the third quarter of 1996, the Company has entered into an agreement for the sale of certain of its household cleaning brands. The Company will sell to Church & Dwight Co., Inc. for approximately $30 million the following brands and related inventories: Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, will also be part of the sale. The Company has sold its Bruce floor care product trademark and has agreed to sell its Magic Sizing/Starch brand and related inventories.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

 Basis  of  Management's  Discussion  and  Analysis
In the line of business reorganization undertaken in the third quarter of 1996, the Company identified certain brands and lines of business upon which it intends to dedicate the resources of the Company. These businesses are the retail branded products which the Company markets under its Dial, Purex, Renuzit and Armour franchises and the Company's international line of business. The Dial franchise includes not only the Dial and Liquid Dial brands but also the Tone, Nature's Accents, Pure & Natural, Fels Naptha, Boraxo and Breck brands. The Purex franchise includes the Trend, Dutch, Borateem, Vano, Sta-Flo, 20 Mule Team and La France brands in addition to the Purex brand. The Renuzit franchise includes only products that bear the Renuzit name. The Armour franchise includes the Armour, Armour Star and Cream brands. These brands and lines of business were identified on the basis of their profitability, strength in the marketplace and potential growth. Accordingly, all products and lines of business outside of the identified franchises (the "noncore businesses") have been discontinued or sold.

COMPARISON  OF  THE  SECOND  QUARTER  OF  1997 WITH THE SECOND QUARTER OF 1996

Revenues  for  the  second  quarter of 1997 were $349.3 million, a decrease of
$4.5 million (or 1.3%) from the second quarter of 1996 revenues of $353.8 million. Operating income for the second quarter of 1997 was $40.1 million which was $2.9 million (or 6.8%) less than the second quarter of 1996 operating income of $43.0 million. Net income for the second quarter of 1997 was $20.4 million, an increase of approximately $1.1 million (5.7%) above the second quarter of 1996 net income of $19.3 million.

The Company's core business experienced a revenue increase of approximately $19 million (or 6.3%) from the second quarter of 1996 to the second quarter of 1997. This increase was driven primarily by an increase in Dial revenues (up 8.2%), an increase in Renuzit revenues (up 17.8%), and an increase in Armour revenues (up 10.9%). These increases were offset by Purex revenues which remained relatively constant from the second quarter of 1996 to the second quarter of 1997.

Noncore revenues in the second quarter of 1997 of $21.2 million declined $24 million (or 53.1%) from the second quarter 1996 levels. The Company expects that revenues from noncore businesses will continue to decline during 1997 as the Company completes its initiative of discontinuing and divesting certain brands.

Gross profits decreased $2.0 million, from $168.3 million in the second quarter of 1996 to $166.2 million in the second quarter of 1997. Gross profit margins remained stable from the second quarter of 1996 to the second quarter of 1997 at 47.6%.

Selling, general and administrative expenses were $126.1 million in the second quarter of 1997, an increase of approximately $.9 million (or less than 1%) above the second quarter of 1996 levels.

Interest and other expenses increased approximately $2.0 million from the second quarter of 1996 to the second quarter of 1997 as a result of $1.9 million in accretion costs related to Armour employee benefit liabilities assumed from the Former Parent company in the spinoff.

The effective tax rate for the quarter ended June 28, 1997 was approximately 38.1%, down from 43% for the comparable period in 1996. The net decrease of approximately 4.9% is due to an increase in income eligible for the Foreign Sales Corporation exclusion, an increase in state income taxes, an increase in foreign income subject to lower income tax rates and a decrease in other miscellaneous permanent differences.

COMPARISON  OF  THE  FIRST  SIX  MONTHS OF 1997 WITH THE FIRST SIX MONTHS 1996

Revenues for the first six months ended June 28, 1997 were $665.5 million, a decrease of $40.7 million (or 5.7%) from the first half of 1996 revenues of $706.2 million. Operating income for the first half of 1997 was $76.7 million which was $2.6 million (or 3.3%) less than the first half of 1996 operating income of $79.3 million. Net income for the six months ended June 28, 1997 was $38.7 million, which was slightly less than the first half of 1996 net income of $38.9 million.

The Company's core business experienced a revenue increase of approximately $2 million (or less than 1%) from the first half of 1996 to the first half of 1997. This increase was driven primarily by revenue growth from new product introductions in the Renuzit business (up 16.2%), an increase in Armour revenues (up 13.0%), and an increase in International revenues (up 11.7%).

The increases described above were offset by a decline in Dial revenues ( down 2.8%) as a result of a "Buy three, get one free" promotional program executed in the first quarter of 1996 that was not repeated in the first quarter of 1997. In addition Purex revenues declined 8.3% as a result of the 15% price reduction on detergent products initiated late in the first quarter of 1996. After adjustment for the Purex price reduction, core business revenues increased 4.2% in the first half of 1997 as compared to the same period in 1996.

Noncore revenues for the six months ended June 28, 1997 were approximately $46 million a decline of approximately $43 million (or 47.9%) from the six months ended June 29, 1996. The Company expects that revenues from noncore businesses will continue to decline during 1997 as the Company completes its initiative of discontinuing and divesting certain brands.

Gross profits declined $34.1 million, from $347.3 million for the six months ended June 29, 1996 to $313.2 million for the first six months ended June 28, 1997. Gross profit margins decreased from 49.2% in the first half of 1996 to 47.1% in the first half of 1997. The decline in the gross profit margin is largely the result of the price reduction initiative on detergent products to move to a modified everyday low pricing ("EDLP") for both Purex and Trend. These decreases were offset by improvements in cost of products sold driven by lower costs from improved distribution practices instituted in the second quarter of 1996 and lower manufacturing costs.

Selling, general and administrative expenses were $236.5 million for the first half of 1997, a decrease of approximately $31 million (or 11.8%) below the first half 1996 levels. The decrease was the result of decreases in marketing expenses of approximately $28 million and decreases in selling and administrative expenses of approximately $3 million.

The  decreases in marketing expenses in the first half of 1997 from  the first
half  of  1996  resulted  from    lower  trade  promotion  expenditures  of
approximately $15 million on Purex which were no longer necessary as a result of the price reduction taken in the first quarter of 1996, offset by additional trade spending in the second quarter of approximately $8 million on Dial, Purex and Renuzit. Additionally, there were favorable consumer promotion expenses of approximately $13 million in the first half of 1997 versus the first half of 1996 as a result of not repeating the "Buy three, get one free" promotion on Dial in 1997, as well as a reduction of marketing expenses on products that are being discontinued or divested.

The decrease in selling and administrative expenses of approximately $3 million in the first half of 1996 versus the first half of 1997 is comprised of administrative savings as a result of the administrative and business reorganization undertaken in 1996, partially offset by the incremental costs
associated  with    being  a  public  company.

Interest and other expenses increased approximately $5 million from the six months ended June 29, 1996 to the six months ended June 28, 1997. This increase was the result of a $3.8 million increase in accretion costs related to Armour employee benefit liabilities assumed from the Former Parent company in the spinoff and additional sale of accounts receivable expenses of $2.2 million, offset by an interest expense savings of $1 million in the first half
of    1997  versus  the  first  half  of  1996.

The effective tax rate for the six months ended June 28, 1997 was approximately 37.5%, down from 40.7% for the comparable period in 1996. The net decrease of approximately 3.2% was due to an increase in income eligible for the Foreign Sales Corporation exclusion, an increase in foreign income subject to lower income tax rates and other miscellaneous permanent differences, offset by slightly higher nondeductible goodwill amortization.




LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated cash from operations of $84.9 million during the first six months of 1997, an increase of $71.2 million from the comparable period in 1996. The increase was attributable primarily to decreases in receivables and inventories. Capital expenditures for the first half of 1997 (net of asset dispositions) were $17.5 million. Capital expenditures for the second half of 1997 are expected to approximate $40 million. The increase over first half expenditures is attributable to spending on the new corporate headquarters and investments in new information systems. The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. Accounts receivable sold but not yet collected under this plan at June 28, 1997 and June 29, 1996 were $63.7 million and $71.7 million, respectively. Under, the terms of the plan, the Company retains substantially the same risk of credit loss as it would bear if the receivables had not been sold since the Company is obligated to replace uncollectible receivables with new accounts receivable.

The Company is also party to a $350 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2001 unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company, from time to time, makes short-term borrowings that are supported by the Credit Agreement. As of June 28, 1997, the Company had $220.7 million aggregate principal amount of such short-term borrowings outstanding and, at such date, the Company had $129.3 million available under the Credit Agreement. Such short-term borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement.

The Company is planning an equity offering of at least $100 million during the second half of 1997. The Company anticipates the net proceeds will be used to repay long-term debt. The equity offering is required to preserve the status of the tax ruling received by the Former Parent and the Company from the IRS in connection with the Distribution. This ruling was issued on the basis of certain representations made by the Former Parent and the Company, including a representation that the Company would issue at least $100 million in additional equity securities by the first anniversary of the Distribution (August 15, 1997). The Company petitioned the IRS to permit it to extend the deadline for the issuance of such equity securities until December 31, 1997. The IRS has granted the Company's petition.

The Company moved its corporate headquarters in the Viad Tower to office space in Scottsdale, Arizona, in August 1997. The Company has approximately nine years remaining on the lease for the Viad Tower space, which commits the Company to payments of approximately $2,676,000 annually through 2006. The Company is actively marketing the space for sublease. Estimated losses on this lease were provided for in the restructuring charges and asset write-downs recorded in the third quarter of 1996.

As of June 28, 1997, the Company had approximately $116.3 million in net deferred tax benefits, which the Company believes are fully realizable in future years. The realization of such benefits will require average annual taxable income of approximately $19.4 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $47.6 million.

PART  II.    OTHER  INFORMATION


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the Company's Annual Meeting of Shareholders, held on May 29, 1997 (the "1997 Annual Meeting"), the following nominees were elected as directors of the Company (the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, being indicated below with respect to each such nominee):






                                VOTES
                    -----------------------------------------------------------------
Name of             Term                                                    Broker
Nominee             Expiration  For         Against  Withheld  Abstentions  Non-Votes
------------------  ----------  ----------  -------  --------  -----------  ---------
Thomas L. Gossage      2000     83,140,736       --   844,746           --         --
Joy A. Amundson        2000     83,583,417       --   402,065           --         --
Michael T. Riordan     2000     83,586,935       --   398,547           --         --




The names of the other directors of the Company whose terms of office continued after the meeting are as follows:






Name of Director    Term Expiration
------------------  ---------------
Joe T. Ford                1998
A. Thomas Young            1998
Dennis C. Stanfill         1998
Barbara S. Thomas          1998
Donald E. Guinn            1999
Malcolm Jozoff             1999
Herbert M. Baum            1999


Other matters voted upon at the 1997 Annual Meeting included the following (the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, being indicated below):





                                               VOTES
                                               -------------------------------------------------------
                                                                                             Broker
Matter                                         For         Against    Withheld  Abstentions  Non-Votes
---------------------------------------------  ----------  ---------  --------  -----------  ---------
Approvals of performance                       79,052,607  3,898,810        --    1,034,065         --
goals and certain other terms under The Dial
Corporation 1996 Stock
Incentive Plan for purposes
of I.R.S. Code Section
162(m)










                              VOTES
                              -------------------------------------------------------
                                                                            Broker
Matter                        For         Against    Withheld  Abstentions  Non-Votes
----------------------------  ----------  ---------  --------  -----------  ---------
Approval of performance       80,206,720  3,137,367        --      641,455         --
goals and certain other
terms under The Dial
Corporation Annual
Incentive Plan for purposes
of I.R.S. Code Section
162(m)


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)    Exhibits

            11.    Statement  Re:    Computation of Per Share Earnings.

            27.    Financial  Data  Schedule.

     (B)    Reports  filed  on  Form  8-K

1. A report on Form 8-K, dated July 17, 1997, was filed by the Company during the quarter for which this report is filed. The Form 8-K reported under Item 2 that the Company anticipated selling certain of its household cleaning brands. The sale price was approximately $30 million against annualized sales for such brands of approximately $50 million. Proceeds of the sale will be used to pay down debt.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The  Dial  Corporation
(Registrant)

August  5,  1997


 \s\ Lowell  L. Robertson
     Lowell  L  Robertson
     Senior  Vice  President,  Finance
     (Chief  Accounting  Officer  and  Authorized  Officer)