Form 10-Q
period 1997-09-27
DIAL CORP /NEW/
filed 1997-11-12
CIK 1016179

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended September 27, 1997
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

Registrant's Telephone Number, Including Area Code (602) 754-3425 Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes          X                                 No
                        -----------                                -----------

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on September 27, 1997 was 96,011,542.

PART  I.    FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                                  THE DIAL CORPORATION
                               CONSOLIDATED BALANCE SHEET
                                     (000 omitted)
                                                          (Unaudited)
                                                         September 27,    December 28,
                                                              1997            1996
                                                        ---------------  --------------

ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . .  $        8,834   $      14,102
  Receivables, less allowance of $8,714 and $3,170 . .          56,875          28,689
  Inventories. . . . . . . . . . . . . . . . . . . . .         119,031         139,492
  Deferred income taxes. . . . . . . . . . . . . . . .          53,476          61,379
  Other current assets . . . . . . . . . . . . . . . .           6,119           4,119
                                                        ---------------  --------------

     Total current assets. . . . . . . . . . . . . . .         244,335         247,781

Property and equipment, net. . . . . . . . . . . . . .         248,609         226,551
Deferred income taxes. . . . . . . . . . . . . . . . .          57,881          63,918
Intangibles. . . . . . . . . . . . . . . . . . . . . .         328,207         325,739
Other assets . . . . . . . . . . . . . . . . . . . . .             874           2,137
                                                        ---------------  --------------

                                                        $      879,906   $     866,126
                                                        ===============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable . . . . . . . . . . . . . . .  $       86,960   $      91,341
  Income taxes payable . . . . . . . . . . . . . . . .          29,216           7,188
  Other current liabilities. . . . . . . . . . . . . .         119,162         108,145
                                                        ---------------  --------------

     Total current liabilities . . . . . . . . . . . .         235,338         206,674

Long-term debt . . . . . . . . . . . . . . . . . . . .         207,404         269,515
Pension and other employee benefits. . . . . . . . . .         238,772         233,306
Other liabilities. . . . . . . . . . . . . . . . . . .           8,920          15,974
                                                        ---------------  --------------

     Total liabilities . . . . . . . . . . . . . . . .         690,434         725,469
                                                        ---------------  --------------

Shareholders' Equity
  Common stock, $.01 par value, 300,000,000 shares
  authorized, 96,102,553 and 95,638,352 shares issued.             961             956
  Additional capital . . . . . . . . . . . . . . . . .         264,243         247,209
  Retained earnings (deficit). . . . . . . . . . . . .          19,038         (20,308)
  Unearned employee benefits . . . . . . . . . . . . .         (93,195)        (87,129)
  Cumulative translation adjustment. . . . . . . . . .            (327)            575
  Treasury stock, 91,011 and 49,399 shares held. . . .          (1,248)           (646)
                                                        ---------------  --------------
     Total shareholders' equity. . . . . . . . . . . .         189,472         140,657
                                                        ---------------  --------------

                                                        $      879,906   $     866,126
                                                        ===============  ==============

See  Notes  to  Consolidated  Financial  Statements.


                                  THE DIAL CORPORATION
                          STATEMENT OF CONSOLIDATED OPERATIONS
                          (000 omitted, except per share data)


                                                                   (Unaudited)
                                                                  Quarter Ended
                                                       ---------------------------------
                                                        September  27,    September 28,
                                                             1997             1996
                                                       ----------------  ---------------
Net sales . . . . . . . . . . . . . . . . . . . . . .  $        334,290  $      350,508
                                                       ----------------  ---------------

Costs and expenses:
   Cost of products sold. . . . . . . . . . . . . . .           173,723         188,340
   Write down of discontinued product inventories . .                            27,924
                                                       ----------------  ---------------
                                                                173,723         216,264

   Selling, general and administrative expenses . . .           119,582         138,561
   Restructuring charges and other asset write-downs                             27,076
                                                       ----------------  ---------------
                                                                293,305         381,901
                                                       ----------------  ---------------

Operating income (loss) . . . . . . . . . . . . . . .            40,985         (31,393)

Interest and other expense. . . . . . . . . . . . . .             6,392           6,361
Spinoff transaction costs . . . . . . . . . . . . . .                             1,000
                                                       ----------------  ---------------
                                                                  6,392           7,361
                                                       ----------------  ---------------

Income (loss) before income taxes . . . . . . . . . .            34,593         (38,754)
Income taxes (benefit). . . . . . . . . . . . . . . .            12,241         (13,268)
                                                       ----------------  ---------------

NET  INCOME (LOSS). . . . . . . . . . . . . . . . . .  $         22,352  $      (25,486)
                                                       ================  ===============

NET INCOME (LOSS) PER SHARE . . . . . . . . . . . . .  $           0.24  $        (0.28)
                                                       ================  ===============

Average outstanding common and equivalent shares. . .            92,872          90,618
                                                       ================  ===============

See  Notes  to  Consolidated  Financial  Statements.


                                   THE DIAL CORPORATION
                           STATEMENT OF CONSOLIDATED OPERATIONS
                           (000 omitted, except per share data)


                                                                    (Unaudited)
                                                                Nine Months Ended
                                                      -----------------------------------
                                                        September  27,     September 28,
                                                             1997               1996
                                                      -------------------  --------------
Net sales. . . . . . . . . . . . . . . . . . . . . .  $           999,800  $    1,056,658
                                                      -------------------  --------------
Costs and expenses:
   Cost of products sold . . . . . . . . . . . . . .              526,050         553,270
   Write down of discontinued product inventories                                  27,924
                                                      -------------------  --------------
                                                                  526,050         581,194

   Selling, general and administrative expenses. . .              356,051         400,442
   Restructuring charges and other asset write-downs                               27,076
                                                      -------------------  --------------
                                                                  882,101       1,008,712
                                                      -------------------  --------------


Operating income . . . . . . . . . . . . . . . . . .              117,699          47,946

Interest and other expenses. . . . . . . . . . . . .               21,191          16,146
Spinoff transaction costs. . . . . . . . . . . . . .                                5,000
                                                      -------------------  --------------
                                                                   21,191          21,146
                                                      -------------------  --------------

Income before income taxes . . . . . . . . . . . . .               96,508          26,800
Income taxes . . . . . . . . . . . . . . . . . . . .               35,451          13,389
                                                      -------------------  --------------

NET  INCOME. . . . . . . . . . . . . . . . . . . . .  $            61,057  $       13,411
                                                      ===================  ==============

NET INCOME  PER SHARE. . . . . . . . . . . . . . . .  $              0.66  $         0.15
                                                      ===================  ==============

Average outstanding common and equivalent shares . .               92,491          90,618
                                                      ===================  ==============

See  Notes  to  Consolidated  Financial  Statements.





                             THE  DIAL  CORPORATION
                         STATEMENT OF CONSOLIDATED CASH FLOWS
                                     (000 omitted)
                                                                  (Unaudited)
                                                             Nine Months Ended
                                                      --------------------------------
                                                      September 27,    September 28,
                                                           1997             1996
                                                      ---------------  ---------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . .  $       61,057   $       13,411
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization. . . . . . . . . . .          23,107           21,920
  Deferred income taxes. . . . . . . . . . . . . . .          13,940          (16,419)
  Restructuring charges and asset write-downs. . . .                           55,000
  Change in operating assets and liabilities:
   Receivables . . . . . . . . . . . . . . . . . . .           2,624           (2,165)
   Inventories . . . . . . . . . . . . . . . . . . .          23,133          (12,390)
   Trade accounts payable. . . . . . . . . . . . . .         (23,142)           5,778
   Other assets and liabilities, net . . . . . . . .          19,076          (18,795)
                                                      ---------------  ---------------
Net cash provided by operating activities. . . . . .         119,795           46,340
                                                      ---------------  ---------------
CASH FLOWS PROVIDED (USED) BY INVESTING  ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . .         (29,713)         (34,442)
Acquisition of business, net of cash acquired. . . .         (25,135)
Proceeds from sale of assets . . . . . . . . . . . .          35,080              509
                                                      ---------------  ---------------
Net cash (used) by investing activities. . . . . . .         (19,768)         (33,933)
                                                      ---------------  ---------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net payments on long-term borrowings . . . . . . . .         (82,913)          (3,003)
Proceeds from long-term borrowings . . . . . . . . .                           15,000
Net change in short-term bank loans. . . . . . . . .                             (317)
Dividends paid on common stock . . . . . . . . . . .         (21,710)          (7,174)
Cash proceeds from stock options . . . . . . . . . .           8,128
Net change in receivables sold . . . . . . . . . . .          (8,800)             292
Cash transfers (to) from parent, net . . . . . . . .                          (14,200)
                                                      ---------------  ---------------
Net cash provided (used) by financing activities . .        (105,295)          (9,402)
                                                      ---------------  ---------------
Net decrease in cash and cash equivalents. . . . . .          (5,268)           3,005
Cash and cash equivalents, beginning of year . . . .          14,102            5,884
                                                      ---------------  ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . .  $        8,834   $        8,889
                                                      ===============  ===============

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

At September 27, 1997, there were 96,102,553 shares of common stock issued and 96,011,542 shares outstanding. At September 27, 1997, a total of 5,191,425 of the outstanding shares were held by the Trust. In addition, the Company held 91,011 shares in treasury.

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

In June 1996, FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 permits sale accounting treatment for transfers of financial assets in which the transferor surrenders control over those assets and consideration other than beneficial interests in the transferred assets is received in exchange. SFAS No. 125 defines the conditions under which a transferor has surrendered control. The Company adopted SFAS No. 125 on January 1, 1997, as required. Sale of trade accounts receivable entered into in 1997 are structured in a manner that qualifies for sale accounting under SFAS No. 125. The adoption of SFAS No. 125 did not have a material effect on the Company's financial position or results of operations.

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

The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of September 27, 1997 and the results of operations and cash flows for the quarters and nine months ended September 27, 1997 and September 28, 1996 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Certain reclassifications have been made to 1996 balances to conform to 1997 presentations.

This information should be read in conjunction with the financial statements set forth in the Company's Annual Report to Shareholders for the year ended December 28, 1996.

NOTE  B.  INVENTORIES

Inventories  consisted  of  the  following:


                             September 27,   December  28,
                                 1997             1996
                            ---------------  --------------
                                     (000 omitted)

Raw materials and supplies  $        33,375  $       37,744
Work in process. . . . . .            9,081          10,939
Finished goods . . . . . .           76,575          90,809
                            ---------------  --------------
                            $       119,031  $      139,492
                            ===============  ==============



NOTE  C.    INCOME  TAXES

Reconciliations between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the nine months ended September 27, 1997 and September 28, 1996 are as follows:



                                                                                    September 27,   September 28,
                                                                                         1997            1996
                                                                                    --------------  --------------
Federal statutory rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35.0%           35.0%
Nondeductible goodwill amortization. . . . . . . . . . . . . . . . . . . . . . . .            0.3             2.6
FSC exclusion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (0.5)           (1.6)
State income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.9             4.5
Impact of lower foreign tax rate . . . . . . . . . . . . . . . . . . . . . . . . .           (1.1)            (.9)
Provision for potential nondeductible restructuring and spinoff transaction costs
                                                                                                              7.6
Other, net (benefit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (0.9)            2.8
                                                                                    --------------  --------------
Effective income tax rate. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36.7%           50.0%
                                                                                    ==============  ==============





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

Approximately $14.4 million in reserves for the 1995 and 1996 restructuring charges remained at September 27, 1997. These reserves are believed to be adequate and the expenses are expected to be paid utilizing cash flow from operations. Based upon the discontinuation and product rationalization analysis completed, the related assets and intangibles were determined to be impaired and were written down to their net realizable value. Severance pay and benefits and exit costs have been recognized in accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF No. 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructure costs charged against such reserves in the first nine months of 1997 amounted to $20.6 million, of which $11.9 million were severance and exit costs.

NOTE  E.  DISPOSITION  OF  ASSETS

In the third quarter of 1997, the Company sold to Church & Dwight Co., Inc. for approximately $30 million the following brands and related inventories:
Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, was also part of the sale. In addition, the Company has sold its Bruce floor care product trademark and its Magic Sizing/Starch brand and related inventories to other third parties.

The Company realized a gain of approximately $16 million from the sale of the non-core businesses. This gain was offset by $16 million in various non-recurring operating charges, comprised principally of $9.5 million in expenses from the write-off of capitalized package design costs which were determined in the third quarter of 1997 to be impaired and $4.5 million in expenses associated with sales returns of discontinued products.


NOTE  F.  ACQUISITION  OF  BUSINESS

On September 24, 1997, the Company announced that it had acquired Nuevo Federal, a leading manufacturer and marketer of personal care and household products in Argentina, for a purchase price of approximately $35 million. Of this amount, $25.1 million was paid in cash with the remainder of the purchase price comprised of future payments contingent on the completion of certain transactions. With this venture, the Company will enter what it believes is one of Latin America's fastest growing consumer markets. The Company intends to establish a position in Mercosur, a regional trading bloc with over 230 million consumers in Argentina and neighboring countries, including Brazil, Paraguay, Uruguay and Chile. The Statement of Consolidated Operations presented for the quarter and nine months ended September 27, 1997 does not include the operations of Nuevo Federal.

Net cash paid, assets acquired and debt and other liabilities assumed are shown in the table below.


                                     September 27,
Assets acquired:                         1997
----------------------------------  ---------------
Receivables. . . . . . . . . . . .  $       22,773
Inventories. . . . . . . . . . . .           9,085
Property and equipment . . . . . .          21,107
Intangibles. . . . . . . . . . . .          22,194
Other assets . . . . . . . . . . .           1,332
Debt and other liabilities assumed         (51,356)
                                    ---------------
Net cash paid. . . . . . . . . . .  $       25,135
                                    ===============



NOTE  G.    SUBSEQUENT  EVENTS

On October 16, 1997, the Company filed Amendment No. 1 to its Registration Statement on Form S-3 (the "Registration Statement"), which was originally filed on August 14, 1997, to register $115 million in proposed maximum aggregate offering price of the Company's common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on October 16, 1997. On November 10, 1997, the Company entered into an underwriting agreement with a syndicate of underwriters to sell 5,460,751 shares of its Common Stock, par value $.01 per share (the "Common Stock") under the Registration Statement (6,279,864 shares if the underwriters' over-allotment option is exercised in full) at a purchase price of $18.3125 per share. The offering is scheduled to close on November 17, 1997. The net proceeds to the Company from the offering will be approximately $94.2 million (or approximately $108.5 million if all over-allotment options are the offering. The Company intends to use the net proceeds of the offering to repay long-term debt.

In October 1997, the Company acquired three leading personal care soap brands and two leading laundry brands from Procter & Gamble Co's Argentina subsidiary for a purchase price of approximately $4.5 million. The purchase of these five brands complements the Company's acquisition of Nuevo Federal.

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

COMPARISON  OF  THE  THIRD  QUARTER  OF  1997  WITH  THE THIRD QUARTER OF 1996

Net revenues for the third quarter of 1997 decreased to $334.3 million from $350.5 million for the third quarter of 1996 as a result of the recent divestiture of several non-core brands. In the third quarter of 1997, the Company's business, exclusive of brands to be discontinued or divested, grew 9.7% in unit volume and 3.9% in revenues versus the same period in 1996.
This increase was driven primarily by an increase in Purex revenues (up 2.9%), an increase in Renuzit revenues (up 12.1%), an increase in Armour revenues (up 10.8%), and an increase in International revenues (up 4.1%). Dial revenues remained relatively constant from the third quarter of 1996 to the third quarter of 1997.

Noncore revenues in the third quarter of 1997 of $13.0 million declined $28.3 million (or 68.5%) from the third quarter 1996 levels. The Company expects that any future revenues from noncore businesses will not be significant as the Company has substantially completed its initiative of discontinuing and divesting certain brands.

The  Company  reported  net  income  of  $22.4  million  for the quarter ended
September  27,  1997, versus a net loss of $25.5 million for the third quarter of  1996. Operating income for the third quarter of 1997 was $41.0 million, up
$72.4  million  over  an  operating loss in the third quarter of 1996 of $31.4
million.   Included in the results of operations for the third quarter of 1996 were  restructuring  charges, discontinued product inventories and other asset
write-downs of $55.0 million.   Operating income for the third quarter of 1996
before  these  charges  was  $23.6  million.   Net income before restructuring
charges,  discontinued  product  inventories  and other asset write-downs, and spinoff  transaction  costs  for  the  third quarter of 1996 was $7.4 million.

Included in cost of products sold in the third quarter of 1996 are charges for the write-down of discontinued product inventories of $27.9 million. Excluding these charges, gross profit margins increased to approximately 48.0% in the third quarter of 1997 from approximately 46.3% in the third quarter of 1996.

Selling, general and administrative expenses were $119.6 million in the third quarter of 1997, a decrease of approximately $19.0 million (or 13.7%) below the third quarter of 1996. The decrease was the result of decreases in marketing expenses of approximately $14.1 million and decreases in selling and administrative expenses of approximately $4.9 million.

The  decreases  in  marketing  expenses  in the third quarter of 1997 from the third quarter of 1996 resulted from lower trade marketing spending of approximately $3.6 million on core businesses and a savings of approximately $6.5 million of trade marketing expenses on products that have been discontinued or divested. Additionally, in the third quarter of 1997 versus the third quarter of 1996, there were favorable consumer promotion expenses of approximately $4.0 million as a result of the curtailment of consumer promotion expenses on products that have been discontinued or divested.

The decreases in selling and administrative expenses of approximately $4.9 million in the third quarter of 1997 versus the third quarter of 1996 are a result of a $6.9 million decrease in selling and administrative expenses attributable to savings achieved from the Company's restructuring efforts, offset by approximately $2.0 million in incremental public company costs.

In the third quarter of 1997, the Company completed its disposition of several non-core businesses. The Company realized a gain of approximately $16.0 million from these sales. This gain was offset by $16.0 million in various non-recurring operating charges, comprised principally of $9.5 million in expenses from the write-off of capitalized package design costs which were determined in the third quarter of 1997 to be impaired and $4.5 million in expenses associated with sales returns of discontinued products.

Interest and other expenses remained relatively constant from the third quarter of 1996 to the third quarter of 1997.

The effective tax rate for the quarter ended September 27, 1997 was approximately 35.4%, up from 34.2% for the comparable period in 1996.


COMPARISON OF THE FIRST NINE MONTHS OF 1997 WITH THE FIRST NINE MONTHS OF 1996

Net revenues for the nine months ended September 27, 1997 decreased to $999.8 million from $1,056.7 million for the nine months ended September 28, 1996. The decrease in revenues was due to a Purex price reduction taken in the first quarter of 1996 and a decline of $71.8 million in revenues from discontinued and divested brands. During the nine months ended September 27, 1997, the Company's business, exclusive of brands to be discontinued or divested, grew 4.4% in unit volume and 4.2% in revenues versus the same period in 1996. For the nine months ended September 27, 1997, the Company reported net income of $61.1 million versus a net income $13.4 million for the nine months ended September 28, 1996. Operating income for the nine months ended September 27, 1997 increased 145.5% to $117.7 million from $48.0 million for the nine months ended September 28, 1996. Included in the results of operations for the first nine months of 1996 were restructuring charges, discontinued product inventories and other asset write-downs of $55.0 million. Operating income for the first nine months of 1996 before these charges was $102.9 million. Net income before restructuring charges, discontinued product inventories and other asset write-downs, and spinoff transaction costs for the first nine months of 1996 was $48.7 million.

Included in cost of products sold in the first nine months of 1996 are charges for the write-down of discontinued product inventories of $27.9 million. Excluding these charges, gross profits declined $29.6 million, from $503.4 million for the nine months ended September 28, 1996 to $473.8 million for the first nine months ended September 27, 1997. The principal reason for the decline in gross profit relates to the Purex price reduction taken in the second quarter of 1996. Gross profit margins remained relatively constant at approximately 47% for both periods.

Selling, general and administrative expenses were $356.1 million for the first nine months of 1997, a decrease of approximately $44.4 million (or 11.1%) below 1996 levels for the comparable period. The decrease was the result of decreases in marketing expenses of approximately $34.9 million and decreases in selling and administrative expenses of approximately $9.5 million.

The decreases in marketing expenses in the first nine months of 1997 from the first nine months of 1996 is the result of lower trade promotion expenditures of approximately $16.4 million and lower consumer promotion expenses of approximately $18.5 million. The decline in trade promotion expense is comprised of approximately $15.0 million of lower trade promotion expenditures on Purex which were no longer necessary as a result of the price reduction taken in the first quarter of 1996, the curtailment of trade marketing expenses on products that have been discontinued or divested of approximately $12.8 million, offset by additional trade spending related to incremental sales volume in the first nine months of 1997 of approximately $11.4 million on other core businesses. Favorable consumer promotion expenses of approximately $18.5 million in the first nine months of 1997 versus the first nine months of 1996 were the result of not repeating the "Buy three, get one free" promotion on Dial bar soap in 1997, as well as a reduction of marketing expenses on products that have been discontinued or divested.

The decreases in selling and administrative expenses of approximately $9.5 million in the first nine months of 1997 versus the first nine months of 1996 are a result of a $17.5 million decrease in selling and administrative expenses attributable to savings achieved from the Company's restructuring efforts, offset by approximately $8.0 million in incremental public company costs.

In the third quarter of 1997, the Company completed its disposition of several non-core businesses. The Company realized a gain of approximately $16.0 million from these sales. This gain was offset by $16.0 million in various non-recurring operating charges, comprised principally of $9.5 million in expenses from the write-off of capitalized package design costs which were determined in the third quarter of 1997 to be impaired and $4.5 million in expenses associated with sales returns of discontinued products.

Interest and other expenses increased approximately $5.0 million from the nine months ended September 28, 1996 to the nine months ended September 27, 1997. This increase was the result of a $4.7 million increase in accretion costs related to Armour employee benefit liabilities assumed from the Former Parent in the spinoff and additional sale of accounts receivable expenses of $2.5 million, offset by an interest expense savings on long-term debt of $2.2 million in the first nine months of 1997 versus the first nine months of 1996.

The effective tax rate for the nine months ended September 27, 1997 was approximately 36.7%, down from 50.0% for the comparable period in 1996. The net decrease of approximately 13.3% is due to an increase in the income eligible for the Foreign Sales Corporation exclusion, an increase in foreign income subject to lower income tax rates, and a reduction in the provision for potentially nondeductible restructuring and spinoff transaction costs, offset by slightly higher nondeductible goodwill amortization and additional state taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated cash from operations of $119.8 million during the first nine months of 1997, an increase of $73.5 million from the comparable period
in  1996.        The increase was attributable primarily to higher net income, decreases in receivables, inventories, deferred income taxes and accounts payable.

Capital expenditures for the first nine months of 1997 were $29.7 million versus $34.4 million for the comparable period in 1996. In the third quarter of 1997, the Company acquired Nuevo Federal, a leading manufacturer and marketer of personal care and household products in Argentina, for a purchase price of approximately $35 million. Of this amount, $25.1 million was paid in cash with the remainder of the purchase price comprised of future payments contingent on the completion of certain transactions.

In the third quarter of 1997, the Company sold to Church & Dwight Co., Inc. for approximately $30 million the following brands and related inventories:
Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, was also part of the sale. In addition, the Company has sold its Bruce floor care product trademark and its Magic Sizing/Starch brand and related inventories to other third parties. Total proceeds from the sale of all product lines were $35.1 million.

The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. Accounts receivable sold but not yet collected under this plan at September 27, 1997 and September 29, 1996 were $66.1 million and $77.0 million, respectively. Under, the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

The Company is also party to a $350 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company, from time to time, makes short-term borrowings that are supported by the Credit Agreement. As of September 27, 1997, the Company had $186.6 million aggregate principal amount of such short-term borrowings outstanding and, at such date, the Company had $163.4 million available under the Credit Agreement. Such short-term borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement. In addition, at September 27, 1997 the Company had $20.8 million in long-term debt that it had assumed in the acquisition of Nuevo Federal. In October 1997, the Company repaid in full the long-term debt of Nuevo Federal.

On October 17, 1997, the Company announced that it was making a public offering of approximately 5.6 million shares of Common Stock. The offering of the Common Stock is being done as a take-down from the Company's effective shelf registration statement for Common Stock, which was filed with the Securities and Exchange Commission on August 14, 1997. The equity offering was required to preserve the status of the tax ruling received by the Former Parent and the Company from the IRS in connection with the Distribution. This ruling was issued on the basis of certain representations made by the Former
Parent and the Company, including a representation that the Company would issue at least $100 million in additional equity securities by the first anniversary of the Distribution (August 15, 1997). The Company petitioned the IRS to permit it to extend the deadline for the issuance of such equity securities until December 31, 1997. The IRS granted the Company's petition.

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

As of September 27, 1997, the Company had approximately $111.4 million in net deferred tax benefits, which the Company believes are fully realizable in future years. The realization of such benefits will require average annual taxable income of approximately $18.6 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $47.6 million.


PART  II.    OTHER  INFORMATION

ITEM  5.  OTHER  INFORMATION

The Company filed a Form S-3 Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission on August 14, 1997. Amendment No. 1 to Form S-3 Registration Statement under the Securities Act of 1933 was filed with the Securities and Exchange Commission on October 16, 1997.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  Exhibits

          11.    Statement  Re:  Computation  of  Per Share Earnings.

          27.    Financial  Data  Schedule.


(B) No reports on Form 8-K have been filed by the Company during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The  Dial  Corporation
(Registrant)

November  11,  1997


     \s\ Lowell L. Robertson
         Lowell L. Robertson
         Senior  Vice  President,  Finance
         (Chief  Accounting  Officer  and  Authorized  Officer)