Form 10-K
period 1998-01-03
DIAL CORP /NEW/
filed 1998-03-04
CIK 1016179

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
                         COMMISSION FILE NUMBER 1-11793
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 754-3425
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         COMMON STOCK, $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]            No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 3, 1998, 102,672,370 shares of the Company's Common Stock, $.01 par value, were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by non-affiliates was approximately $2.4 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be held on June 4, 1998, have been incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item  1.  Business....................................................    1
Item  2.  Properties..................................................    8
Item  3.  Legal Proceedings...........................................    8
Item  4.  Submission of Matters to a Vote of Security Holders.........    8
                                  PART II
Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item  6.  Selected Financial and Operating Data.......................    9
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item  8.  Financial Statements and Supplementary Data.................   18
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   37
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   40
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   40
Item 13.  Certain Relationships and Related Transactions..............   40
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   41

                                     PART I

     Prior to August 15, 1996, the business of the Company was operated as the consumer products business (the "Consumer Products Business") of Viad Corp (then known as The Dial Corp) ("Former Parent"). On August 15, 1996, Former Parent distributed to its stockholders all of the Company's then outstanding common stock (the "Spin-off") causing the Company to become a separate publicly-traded company. Unless otherwise indicated, (i) all references in this Annual Report on Form 10-K to the "Company" or "Dial" for periods prior to the Spin-off refer to the Consumer Products Business of Former Parent and for periods following the Spin-off refer to the Company and its consolidated subsidiaries, (ii) all financial information contained in this Form 10-K has been prepared as if the Company had always been a separate operating company, (iii) the industry data contained herein are derived from publicly available industry trade journals and reports, including, with respect to market rank and market share, reports published by Information Resources, Inc., and other publicly available sources which the Company has not independently verified but which the Company believes to be reliable, and (iv) references to years and periods are to fiscal years and periods and, with respect to comparative industry data, years are to calendar years. Unless otherwise noted, all market share data as of any particular date are as of the 52 weeks then ended and are based upon sales in the U.S. market, which with respect to soap products is measured by ounces sold, with respect to detergent products is measured by standard cases sold and with respect to air fresheners and canned meats is measured by units sold.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K the words "anticipates," "intends," "plans," "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, including, but not limited to, the Company's cost-cutting program and potential product introductions, are based upon management's beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, certain of which are beyond the Company's control. The Company's actual results could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause actual results to differ include, but are not limited to, those factors identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Financial Condition" in this Form 10-K.

ITEM 1.  BUSINESS

GENERAL

     Dial is a consumer products company with net sales of $1.4 billion and operating income of approximately $162 million in 1997. The Company markets its products primarily under such well-known household brand names as DIAL(R) soaps, PUREX(R) detergents, RENUZIT(R) air fresheners and ARMOUR(R) canned meats. Dial believes that its brand equities have contributed to its products achieving leading market positions.

     For organizational, marketing and financial reporting purposes, the Company has organized its business into four domestic franchises and an international line of business. The four core brands discussed above serve as the flagships for these franchises. The Company's Dial franchise includes Dial and LIQUID DIAL(R) soaps and body washes, as well as TONE(R) and NATURE'S ACCENTS(R) soaps, body washes and other bath products, PURE & NATURAL(R), FELS NAPTHA(R), and BORAXO(R) soaps and BRECK(R) hair care products. The Company's Purex franchise includes Purex(R) detergents, bleach and fabric softeners, as well as TREND(R) and DUTCH(R) detergents, BORATEEM(R) bleach, VANO(R) and STA-FLO(R) starches, 20 MULE TEAM(R) borax and LA FRANCE(R) brightener. The products in the Company's Renuzit franchise consist of a variety of air fresheners, candles and accessories that all bear the Renuzit name. The Company's Armour franchise includes Armour and Armour Star canned meats, chilis, hashes and meat spreads and CREAM(R) corn starch. Within its franchises, the Company has chosen to focus its marketing and product development efforts on the Dial, Purex, Renuzit and Armour core brands.

     The Company's products are sold throughout the United States primarily through supermarkets, mass merchandisers, drug stores and membership club stores. The Company's products are also sold internationally, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

PRODUCTS

     The Company organizes its domestic business by franchise:

                                          FRANCHISES
----------------------------------------------------------------------------------------------
         DIAL                   PUREX                  RENUZIT                  ARMOUR
----------------------  ----------------------  ----------------------  ----------------------
Dial                    Classic Purex           Renuzit Adjustables     Armour
Dial Plus               Ultra Purex             Renuzit Roommate        Armour Star
Dial Ultra Skin Care    Classic Purex Baby      Renuzit Electric        Armour Star Treet
Dial Antibacterial        Soft                  Renuzit Aerosol         Armour Star Lite Treet
  Hand Sanitizer        Ultra Purex Baby Soft   Renuzit AromaSense      Armour Star Ultimate
Liquid Dial             Purex Rinse N' Soft     Renuzit Crystal         Cream
Tone                    Purex StaPuf              AcScent
Nature's Accents        Classic Trend
Pure & Natural          Ultra Trend
Fels Naptha             Borateem
Breck                   Dutch
Boraxo                  Vano
                        Sta-Flo
                        20 Mule Team
                        La France

  DIAL

     The products in the Company's Dial franchise include the Dial, Dial Plus, Dial Ultra Skin Care, Tone, Nature's Accents, Pure & Natural and Fels Naptha bar soaps, the Liquid Dial and Dial Ultra Skin Care liquid soaps, the Dial Ultra, Dial Plus, Dial Ultra Skin Care, Tone and Nature's Accents body washes, the Tone and Nature's Accents lotions, the Breck shampoos, conditioners and hair sprays and Boraxo powdered hand soap. The product lines bearing the Dial label represent the Company's core brands within the Dial franchise and the Company focuses the majority of its resources in such franchise on those product lines. These product lines accounted for 87% of the franchise's total sales in 1997.

     With its line of Dial and other soap products, which currently includes bar soaps, liquid soaps and body washes, the Company has established a solid record of market leadership, and at the end of fiscal 1997, held an approximately 17%, measured in ounces sold, of the $2.0 billion soap category. This strong market position is largely driven by the Company's Dial-branded soap products. At the end of fiscal 1997, Dial was America's leading bar soap overall, the leading antibacterial bar soap, the second leading antibacterial liquid soap and the second leading liquid soap overall. Recognizing the growth potential of the body wash segment of the market, the Company introduced in 1993 Moisturizing Dial Plus Body Wash. In 1995, responding to the growing interest in skincare-oriented products, the Company introduced the Dial Ultra Skin Care line which offers a special combination of antibacterial efficacy and skin conditioning ingredients. In 1998, the Company will introduce the Dial Antibacterial Hand Sanitizer(TM) product, an alcohol-based gel that eliminates more than 99% of harmful germs when applied. This introduction is intended to develop the growing market for hand sanitizer products.

     Other product lines within the Dial franchise include the Company's Tone product line, which includes a bar soap, a body wash and a body lotion that feature the moisturizing qualities of cocoa butter, a key ingredient in the line, and the Nature's Accents product line which features translucent soap, shower and bath gel, foaming face wash, hand and body lotion and bath crystals and is designed to capitalize on consumer interest in more high-end bath products. Several of the Dial Ultra Skin Care and Nature's Accents products are produced in Guatemala by ISC International Ltd., a soap manufacturer which was acquired by the Company in July 1995. The Company also markets hotel amenity products, including personal-size bar soaps under the Dial, Tone and Pure & Natural labels.

  PUREX

     The products in the Company's Purex franchise include the Classic Purex, Ultra Purex, Classic Purex Baby Soft, Ultra Purex Baby Soft, Classic Trend and Ultra Trend liquid and powder laundry detergents, Dutch powder laundry detergent, the Purex Rinse 'n Soft and Purex StaPuf fabric softener products, the Purex and Borateem bleaches, the Vano and Sta-Flo liquid starches, 20 Mule Team borax and La France brightener. The product lines bearing the Purex label represent the Company's core brands within the Purex franchise and the Company focuses the majority of its resources in such franchise on those product lines. These product lines accounted for 69% of the franchise's total sales in 1997. At the end of fiscal 1997, Purex held the number two market share position, measured by units sold, in the $4.4 billion domestic laundry detergent market. From 1986 to 1997, the Company has increased Purex annual revenues from $160 million to $393 million.

  RENUZIT

     The products in the Company's Renuzit franchise include Renuzit Adjustables, Renuzit Roomate and Renuzit Electric solid air fresheners, Renuzit Aerosol air fresheners and Renuzit AromaSense and Renuzit Crystal AcScent candles, as well as certain accessories.

     The Company established its market presence in the air freshener category with the acquisition of Renuzit in 1993. Since then, Renuzit sales have grown at a compounded annual rate of 16% to $158 million in 1997. At the end of fiscal 1997, Renuzit was the second leading brand in the $900 million growing domestic air freshener market.

     Line extensions and new, or enhanced forms of, products are particularly important in the air freshener market as the Company and its competitors seek greater market share. The Company introduced Renuzit New Naturals, a line of premium aerosol air fresheners in 1995, and in 1996 introduced Renuzit AromaSense and Renuzit Crystal AcScent scented candles. In 1997, the Renuzit franchise increased its sales by 8% over 1996, with approximately one-third of total sales attributable to new products introduced since 1996.

  ARMOUR

     The products in the Company's Armour franchise include Armour Star and Armour Star Lite Vienna Sausage, Armour Star Potted Meat, Armour Star and Armour Star Ultimate Chili, Armour Star Hash, Armour Star Stew, Armour Star Treet, Armour Star Lite Treet, Armour Star Dried Beef and Armour Star meat spreads and other canned meats and Cream corn starch. The product lines bearing the Armour label accounted for 78% of the franchise's total sales in 1997.

     At the end of fiscal 1997, Armour products were second in the domestic canned meat market based on unit sales. Armour Vienna sausage, potted meat and sliced dried beef led their respective segments on a national basis, based on unit and dollar retail sales. At the end of fiscal 1997, Armour was the number two national brand of canned meats and was the market leader in the growing Vienna sausage segment, with a 48% market share in that segment.

  RECENTLY DISCONTINUED AND DIVESTED BRANDS

     The Company recently discontinued or divested product lines which were not within its four franchises. Under this strategy, the Company recently sold certain of its household cleaning brands to Church & Dwight for approximately $30 million. The sale included the following brands and related inventories:
Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal polish and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, was also part of the sale. In addition, the Company sold its Bruce floor care product trademark and its Magic sizing starch brand and related inventories to other third parties. In 1997 and 1996, these brands as well as discontinued brands generated net sales of approximately $63 million, and $171 million respectively, or approximately 5% and 12%, respectively, of the Company's total net sales.

     In addition, in February 1998, the Company sold the Purex Toss N' Soft brand to Church & Dwight for $5.3 million. In 1997 and 1996, this brand contributed $6.9 million and $11.8 million, respectively, to the Company's total net sales.

INTERNATIONAL

     The Company distributes products in more than 40 countries. The Company's international sales for 1997, 1996 and 1995 were $102.3 million, $76.4 million and $67.3 million, respectively. Historically, the Company has focused its international efforts on Canada, Mexico, Puerto Rico and the Caribbean. During 1997, approximately 60% of international sales came from these markets. In Canada, Purex Liquid is the leading liquid laundry detergent overall and the number one liquid laundry detergent in mass merchandisers, the country's fastest growing retail channel. Liquid Dial is the number two antibacterial liquid soap in Canada. In Mexico, where the revenues have tripled since the business was acquired in 1991, Liquid Dial is the number one liquid soap with 80% of this fast growing category. Breck haircare products enjoy strong brand recognition in Mexico, with Breck hairspray having 12% of the hairspray category. In Puerto Rico, Purex Liquid is a strong third in the liquid laundry detergent category with 12% of the category.

     The Company recently acquired Nuevo Federal S.A., a manufacturer and marketer of personal care and household products in Argentina ("Nuevo Federal"), and acquired three personal care soap brands and two laundry bar brands from The Procter & Gamble Company's Argentinean subsidiary. With these acquisitions, the Company will enter what it believes is one of Latin America's fastest growing consumer markets. The Company intends to establish a position in Mercosur, a regional trading bloc with over 230 million consumers in Argentina and neighboring countries, including Brazil, Paraguay, Uruguay and Chile.

     The Company believes that the acquisition of Nuevo Federal represents an important building block in its strategy to grow its international business. As of January 3, 1998, Nuevo Federal held the number two position in laundry detergents with the Zorro, Enzimax and Limzul brands, the number two position in laundry bars with the Gran Federal and Gram Llauro brands and the number two position in bar soaps with the Limol, Manuelita, Gelatti and Nube brands, in each case in the respective Argentinean consumer products market as measured by A.C. Nielsen.

MARKETING

  CUSTOMERS

     The Company's products are sold throughout the United States primarily through supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. The Company's products are also sold internationally in 40 countries, with the majority of sales occurring in Canada, Mexico, Puerto Rico, and the Caribbean. The Company's top ten customers accounted for 35% of net sales in 1997. Wal-Mart Stores Inc. (and its affiliate, SAM's Club) ("Wal-Mart") was the Company's largest customer in 1997, accounting for 17% of net sales, up from 16% in 1996 and 13% in 1995. No other customer accounted for more than 10% of net sales in 1997, 1996 or 1995. The Company was named one of Wal-Mart's "Vendors of the Year for Inventory Management" in 1996. The Company's payment terms to customers range from 30 to 60 days.

  SALES

     The Company's customers are served by a national sales organization of approximately 200 employees. The sales organization is divided into four regions for grocery sales plus specialized sales operations which sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers. In addition, 20% of the Company's retail customers are served by a national broker sales organization.

  PROMOTION AND ADVERTISING

     The Company expends a significant portion of its revenues for trade discounts and the promotion and advertising of its products. The Company believes that such discounts and expenditures are necessary to maintain and increase market shares in an industry highly dependent on product image and quality, trade support and consumer trends. The Company incurred discounts and expenses for these purposes of $311.4 million in 1997, or 23% of net sales.

  DISTRIBUTION

     Products are shipped by the Company from seven warehouses located at domestic manufacturing facilities, 10 domestic regional warehouses and two domestic distribution centers for detergent products. The regional warehouses are operating by third parties except for one warehouse owned and operated by the Company. Total distribution space is approximately 2,000,000 square feet at the regional warehouses, approximately 530,000 square feet at the warehouses located at the manufacturing facilities and approximately 450,000 square feet at the detergent production distribution centers. The Company is further consolidating its total distribution operations by reducing the number of its distribution facilities to four leased new mega-centers by early 1998. The Company principally uses outside carriers to transport its products.

     The Company has a "just-in-time" inventory management program (the "Continuous Replenishment Program") of continuous, automatic replenishment of certain of its trade customers' inventories. The primary objective of the Continuous Replenishment Program is to improve service to customers and reduce costs by shortening the order-to-delivery pipeline (i.e., by anticipating customer needs based on historical sales, shipping the product just before those needs arise and eliminating redundancy, errors and interruption throughout the replenishment process). Sales under the Continuous Replenishment Program accounted for 15.1% of the Company's net sales in 1997.

SUPPLIERS

     The Company relies on a number of third parties for research and development, manufacturing and packaging. Many of the Company's arrangements with respect to new products contain limited mutual exclusivity provisions designed to permit both the Company and the supplier to profit from the product enhancement or innovation before the Company uses an alternative supplier or the supplier sells to one of the Company's competitors. Most outsourcing arrangements can be terminated without material penalties on an average of three months' notice.

RAW MATERIALS

     The Company believes that ample sources of raw materials are generally available with respect to all of its major products. Paper, fats and oils, detergent chemicals and meat are the raw materials that generally have the most significant impact on the Company's costs. Generally, the Company purchases such raw materials from a variety of suppliers in the United States. While the Company believes that it may in certain circumstances be able to respond to price increases for certain raw materials by increasing sales prices, rapid increases in the prices of such raw materials could have a short-term material adverse impact on the Company's financial results. For example, tallow (a key ingredient in Dial soaps) has experienced price fluctuations within the range of $0.16 and $0.28 per pound from January 1, 1995 to December 31, 1997. Recently, the price of tallow has been trading at the lower end of this historical range. Since the majority of competitors' soap products use significantly less tallow, the Company may not be able to increase the prices of its Dial soaps in response to fluctuations in tallow prices. In addition, the antibacterial agent, Triclosan, which is the active ingredient used in Liquid Dial products, is sourced from a single supplier. Although the Company has an adequate supply of Triclosan for its current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on the Company's financial results. The Company seeks to mitigate the risk by entering into contracts to provide up to six-month supplies of tallow, Triclosan and packaging materials. Long-term hedging opportunities against price increases for these raw materials are generally not available.

COMPETITION

     The Company competes primarily on the basis of brand equity, brand advertising, customer service, product performance and product quality at competitive retail price points. The Company competes with numerous, well-established local, regional, national and international companies, some of which have greater financial resources than the Company and may be willing to commit significant resources to protecting their own market shares or to capturing market share from the Company. The principal competitors of the Company in the soap category are: The Procter & Gamble Company ("P&G"), Lever Brothers Co., a division of Unilever PLC ("Lever"), and Colgate-Palmolive Company ("Colgate"); in the detergent category are: P&G, Colgate, Lever, and Church & Dwight Co., Inc.; in the household and air freshener categories are:
S.C. Johnson & Son, Inc., Clorox Co., P&G, Colgate and Reckitt & Colman Inc.; and in the canned meat category are: Hormel Foods Corp. and the Libby's division of The Nestle Company.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development at its facility in Scottsdale, Arizona. The Company engages primarily in applied research and development, relying on outside sources for general research and development activities. Internal research and development is directed at improving existing products and developing new products, as well as providing technical assistance and support to the Company's manufacturing activities.

MARKETING RESEARCH

     The Company relies on industry data, purchased syndicated market share data, various attitude and usage studies prepared by independent marketing firms on behalf of the Company and direct sales information from its largest customers to identify consumer needs and anticipate shifts in consumer preferences, allowing the Company to develop line extensions and new products to meet changing demands.

PATENTS AND TRADEMARKS

     The Company's trademarks include Dial, Purex, Renuzit, Armour, Armour Star, Tone, Nature's Accents, Pure & Natural, Breck, Trend, Treet, 20 Mule Team and Boraxo and related trade names. Use of the Armour and Armour Star trademarks by the Company is permitted by a perpetual license granted by ConAgra, Inc. and use of the 20 Mule Team trademark is permitted by a perpetual license granted by U.S. Borax, Inc. ConAgra, Inc. also sells non-canned food products under the Armour trademark.

     United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. The Company maintains a portfolio of such trademarks representing substantial goodwill in the businesses using such trademarks. The Company also has a significant number of registered foreign trademarks and pending foreign trademark applications.

     United States patents are currently granted for a term of 17 years from the date a patent application is filed. The Company owns a number of patents that provide competitive advantages in the marketplace. The Company does not believe, however, that the loss of its patents would have a material adverse effect on the Company.

GOVERNMENT REGULATION

     Substantially all of the operations of the Company are, or may become, subject to various federal laws and agency regulations. These include the Federal Food, Drug, and Cosmetic Act, which is administered by the Food and Drug Administration (the "FDA") and regulates the manufacturing, labeling, and sale of the Company's over-the-counter drug and cosmetic products; the Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency and regulate the Company's disinfectant products and certain of the substances used in the manufacturing of its products, respectively; the Federal Meat Inspection Act, which is administered by the Department of Agriculture and regulates the Company's meat products; the Federal Hazardous Substances Act, which is administered by the Consumer Product Safety Commission, and regulates the labeling of the Company's household products; and the Fair Packaging and Labeling Act, which is administered by the Federal Trade Commission (the "FTC"), and regulates the packaging and labeling of all the Company's products. The Company's products also are subject to regulation by various state laws and various state regulatory agencies. In addition, the Company is subject to similar laws and regulations imposed by foreign jurisdictions.

     The FDA's regulation of most of the over-the-counter drug products in the United States (such as the Dial antibacterial products) has not been finalized. In addition, the FTC continually monitors the advertising practices of consumer products companies with respect to claims made relating to product functionality and efficacy.

ENVIRONMENTAL MATTERS

     The Company is subject to a variety of environmental and health and safety laws and regulations in each jurisdiction in which it operates. These laws and regulations pertain to the Company's present and past operations.

     In the United States, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") authorizes the federal and state governments and private parties to take action with respect to releases and threatened releases of hazardous substances and provides a cause of action to recover the response costs from certain statutorily responsible parties, including parties who disposed or arranged for disposal of waste. The federal government may also order responsible parties to take remedial action directly. Liability under CERCLA may be joint and several among responsible parties. Most states have also enacted Superfund-type laws.

     Since 1980, the Company has received notices or requests for information with respect to 27 sites that have been deemed "Superfund" sites under CERCLA, five of which are currently active, 14 of which are inactive and eight of which have been settled. The Company is also engaged in investigatory and remedial activities with respect to four closed plants previously operated by Former Parent. As of January 3, 1998, the Company had accrued in its financial statements approximately $10 million in reserves for expenses related to Superfund and clean-up of closed plant sites, which reserves it believes are adequate.

     The Company does not currently anticipate that it will incur significant capital expenditures in connection with matters relating to environmental control or compliance in 1998. The Company does not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean-up of closed plant sites will have a material adverse effect on the Company's capital expenditures, earnings or competitive position; however, there can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies will not result in material costs in the future.

     Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. Such changes have not had, and are not expected to have, a material adverse effect on revenues, capital expenditures or earnings of the Company.

EMPLOYEES

     At the end of fiscal 1997, the Company employed 2,533 individuals in the U.S., of whom 1,207 were covered by collective bargaining agreements, and a total of 3,716 individuals worldwide.

     Four of the Company's six plants in the U.S. are unionized. The Company has collective bargaining agreements with each of these four unions. One of these contracts covering approximately 350 employees is scheduled for renegotiation in 1998, and three other contracts covering approximately 1,075 employees are scheduled for renegotiation in 1999. In 1993, the Company's St. Louis, Missouri plant experienced a five-week work stoppage. Although the Company believes that its relations with employees are satisfactory, there can be no assurance that the Company will not face similar labor disputes in the future or that such disputes will not be material to the Company.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in a leased
130,000-square-foot, single-tenant building in Scottsdale, Arizona that is adjacent to its owned technical and administrative building comprising 200,000 square feet.

     The Company's principal manufacturing plants include the following:

                LOCATION                   SQ,. FEET       PRINCIPAL PRODUCTS MANUFACTURED
                --------                   ---------  -----------------------------------------
Aurora, Illinois.........................   451,000   Bar soaps
Fort Madison, Iowa.......................   447,000   Canned meats and corn starch
St Louis, Missouri.......................   272,400   Fabric softeners, dry and liquid laundry
                                                        detergents
Bristol, Pennsylvania....................   261,800   Dry detergents
West Hazelton, Pennsylvania..............   214,470   Liquid detergents, fabric softeners and
                                                      liquid soaps
Los Angeles, California..................    55,000   Powdered soap and fabric softeners
Guatemala................................   100,000   Translucent bar soaps
Mexico...................................    68,000   Shampoos and liquid soaps
Argentina................................   150,000   Bar soaps and dry detergents

     The Company believes that its facilities in the aggregate are adequate and suitable for their purposes and that capacity is sufficient for current needs. The Company continues to seek ways to cut costs and may close plants as warranted.

ITEM 3.  LEGAL PROCEEDINGS

     As in the case with many companies, the Company faces exposure to actual or potential claims and lawsuits involving its business and assets. The Company is currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to the business of the Company, including general and product liability and workers' compensation claims. The Company believes that any liabilities resulting from such claims after taking into account amounts already provided for, but exclusive of any potential insurance recovery, should not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "DL". The following table sets forth the high and low closing sale prices as reported on the NYSE for the periods indicated. The closing sale price of the Common Stock on March 3, 1998 was $24 11/16 per share.

                                                               PRICE RANGE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
FISCAL 1996:
  Third Quarter (from August 15, 1996)......................  $14 7/8   $11 1/8
  Fourth Quarter............................................   15        13 1/4
FISCAL 1997:
  First Quarter.............................................   16 5/8    13 3/8
  Second Quarter............................................   17 1/2    15 1/8
  Third Quarter.............................................   18 1/8    15 3/8
  Fourth Quarter............................................   21 13/16  15 1/8

     The Company declared dividends of $0.08 per share of Common Stock in each of the third and fourth quarters of 1996 and the first, second, third and fourth quarters of 1997. Prior to the third quarter of 1996, the Company was not in existence as an independent public company and, therefore, did not pay dividends. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. As of March 8, 1998, there were 102,672,370 shares of Common Stock outstanding, which were held by 57,974 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial information derived from the Company's consolidated financial statements. The selected consolidated balance sheet data as of January 3, 1998 and December 28, 1996 and the consolidated income statement data for each of the three fiscal years in the period ended January 3, 1998 have been derived from the audited consolidated financial statements of the Company which are included elsewhere herein. The selected consolidated balance sheet data as of December 30, 1995 and December 31, 1994 and consolidated income statement data for the fiscal years then ended have been derived from audited consolidated financial statements of the Company which are not included elsewhere herein. The consolidated income statement data for the fiscal year ended December 25, 1993 and the consolidated balance sheet data as of December 25, 1993 were derived from unaudited consolidated financial statements of the Company. In the opinion of management, such unaudited consolidated financial statements include all material adjustments necessary to present fairly the information set forth therein and were prepared as if the Company were a separate entity for all periods presented. Prior to the Spin-off, the Company operated as the Consumer Products Business of Former Parent. The following data should be read in conjunction with the Company's consolidated financial statements and notes thereto, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K or incorporated by reference herein.

                       SELECTED FINANCIAL AND OTHER DATA

  (000 OMITTED, EXCEPT PER SHARE DATA, NUMBER OF EMPLOYEES AND STOCKHOLDERS OF
                                    RECORD)

                                                                 YEAR ENDED
                                       --------------------------------------------------------------
                                         JAN. 3      DEC. 28      DEC. 30      DEC. 31      DEC. 25
                                          1998         1996         1995         1994         1993
                                       ----------   ----------   ----------   ----------   ----------
OPERATIONS
Net sales............................  $1,362,606   $1,406,400   $1,365,290   $1,511,362   $1,420,173
                                       ----------   ----------   ----------   ----------   ----------
Cost of products sold................     718,112      739,893      709,888      767,507      723,387
Write-down of discontinued product
  inventories........................          --       27,924       20,400           --           --
                                       ----------   ----------   ----------   ----------   ----------
Total cost of products sold..........     718,112      767,817      730,288      767,507      723,387
                                       ----------   ----------   ----------   ----------   ----------
  Gross profit.......................     644,494      638,583      635,002      743,855      696,786
                                       ----------   ----------   ----------   ----------   ----------
Selling, general and administrative
  expenses...........................     482,324      541,110      523,058      583,847      557,573
Restructuring charges and other asset
  write-downs........................          --       27,076      135,600           --           --
                                       ----------   ----------   ----------   ----------   ----------
                                          482,324      568,186      658,658      583,847      557,573
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)(1)...........     162,170       70,397      (23,656)     160,008      139,213
Spinoff transaction costs............                    5,000
Interest and other expenses..........      28,235       22,974       23,360       12,468        5,909
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes....     133,935       42,423      (47,016)     147,540      133,304
Income taxes (benefit)...............      50,225       12,511      (19,527)      56,468       49,123
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)(1).................  $   83,710       29,912   $  (27,489)  $   91,072   $   84,181
                                       ==========   ==========   ==========   ==========   ==========
Net income per share (2)
  Basic..............................  $     0.91   $     0.33
  Diluted............................  $     0.89   $     0.33
Basic shares outstanding.............      91,918       89,705
  Equivalent shares(2)...............       2,231        1,269
                                       ----------   ----------
Diluted shares.......................      94,149       90,974
                                       ==========   ==========
BALANCE SHEET DATA (AT YEAR END)
Total assets.........................  $  883,852   $  866,126   $  798,405   $  887,373   $  857,516
Working capital (deficit)............     (11,797)      41,107       45,663       56,188      (10,177)
Parent investment and advances.......                               496,230      555,703      502,199
Long-term debt.......................      84,399      269,515        3,320        3,510        6,063
Common stock and other equity(2).....     320,048      140,657
OTHER DATA
Depreciation and amortization........      31,763       30,533       29,118       34,910       33,583
Capital expenditures.................      46,715       49,468       27,214       37,471       40,605
Number of employees (end of year)....       2,533        2,812        3,985        3,995        4,000
Number of employees (average)........       2,648        3,125        3,992        3,983        4,121
Dividends on common shares(2)........      29,510       14,365

---------------
(1) Includes restructuring charges and asset write-downs and Spin-off transaction costs of $60,000,000 ($35,300,000 after tax) or $0.39 per share in 1996 and restructuring charges and asset write-downs of $156,000,000 ($94,900,000 after tax) in 1995.

(2) Per share, common stock and other equity and dividend information is not presented for 1995 and prior years because the Company was not a publicly held company during such years. Income (loss) per share is presented for 1996, as the Company's common shares were issued on August 15, 1996. The calculation of income (loss) per share assumes that the common shares and common share equivalents were outstanding for the entire year. The earnings per share calculation reflects the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company, which was previously operated as the Consumer Products Business of Former Parent, was spun-off by Former Parent in August 1996. As a result, the Company became a separate publicly-traded company. Since the Spin-off, the Company's management team has adopted and implemented strategies that have enabled the Company to improve its financial performance.

     The Company's fiscal year ends on the Saturday closest to December 31. The 1997 fiscal year consisted of 53 weeks and the 1996 and 1995 fiscal years consisted of 52 weeks.

RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

     In the third quarter of 1996, the Company announced an administrative and line of business reorganization to: (i) streamline its management and administrative organization, (ii) reduce administrative overhead by 20%, (iii) sell or discontinue a number of underperforming brands and (iv) exit the then existing corporate headquarters. The Company recorded restructuring charges and asset write-downs of $55 million ($35.3 million after tax) in the third quarter of 1996 for severance costs, discontinuance of product lines and building exit costs. Approximately $27.9 million of the charge related to inventories and was included in cost of products sold. The Company estimates that the 1996 reorganization saved the Company approximately $50 million in 1997 and will save approximately $50 million in 1998.

     In the third quarter of 1995, the Company recorded restructuring charges and asset write-downs totaling $156 million ($94.9 million after tax) to provide for a business-based reorganization through plant closings, work force reductions and elimination of certain products. The charges provided for the closing or sale of six plants (Clearing, Illinois; Burlington, Iowa; Auburndale, Florida; Omaha, Nebraska; Memphis, Tennessee; and New Berlin, Wisconsin) and the reduction of the work force by approximately 700 employees, substantially all of whom were based in the plants that were closed. All six plants were closed by September 28, 1996. Approximately $20.4 million of the charge related to inventories and was included in cost of products sold.

     As of January 3, 1998, $14.4 million in reserves remained from the 1996 and 1995 restructurings, consisting primarily of building exit, environmental and facility closure costs. Such reserves are believed to be adequate and such expenses are expected to be paid utilizing cash flow from operations.

RESULTS OF OPERATIONS

  BASIS OF MANAGEMENT'S DISCUSSION AND ANALYSIS

     In the reorganization undertaken in the third quarter of 1996, the Company identified certain brands and lines of business upon which it intends to dedicate the resources of the Company. These businesses are the retail branded products which the Company markets under its Dial, Purex, Renuzit and Armour franchises and the Company's international line of business, which markets products internationally under certain of these and other brand names. The Dial franchise includes not only the Dial and Liquid Dial brands but also the Tone, Nature's Accents, Pure & Natural, Fels Naptha, Boraxo and Breck brands. The Purex franchise includes the Trend, Dutch, Borateem, Vano, Sta-Flo, 20 Mule Team and La France brands in addition to the Purex brand. The Renuzit franchise includes only products that bear the Renuzit name. The Armour franchise includes the Armour, Armour Star and Cream brands. These brands and lines of business were identified on the basis of their profitability, strength in the marketplace and potential growth. Accordingly, most products and lines of business outside of the identified franchises have been discontinued or sold.

  FISCAL 1997 COMPARED WITH FISCAL 1996

     Net sales decreased $43.8 million, or 3%, to $1,362.6 million in 1997 from $1,406.4 million in 1996. This decrease resulted primarily from the discontinuation and divestiture of certain non-core businesses and a 15% price reduction of Purex detergent products initiated in the second quarter of 1996, offset in part by an increase in sales of the Company's four franchises and sales attributable to the Company's acquisitions in Argentina in September and November 1997. After adjusting for the Purex price reduction and excluding the impact of discontinued and divested non-core businesses, net sales in 1997 increased $67.5 million, or 5.6%, primarily due to a 6% increase in sales of the Company's four franchises and growth in international markets.

     Sales of products in the Dial, Purex, Renuzit and Armour franchises accounted for 26%, 29%, 12% and 17%, respectively, of the Company's total net sales in 1997, compared to 24%, 27%, 10% and 14%, respectively, in 1996. From 1996 to 1997, Dial sales increased 3%, Renuzit sales increased 8% and Armour sales increased 11%. During that same period, Purex sales decreased 1%, but after adjusting for the 1996 price reduction, Purex sales increased 5%. Net sales in international markets, including sales attributable to the acquisitions in Argentina, increased $25.9 million, or 34%, to $102.3 million in 1997 from $76.4 million in 1996.

     Excluding write-downs of inventory of $27.9 million associated with the reorganization in 1996, gross profit margin remained relatively flat in 1997 and 1996 at 47.3% and 47.4%, respectively. Lower costs in 1997, which resulted from improved procurement, distribution and manufacturing practices, were offset by the price reduction of Purex detergent products initiated in 1996.

     Selling, general and administrative expenses in 1997 decreased $58.8 million, or 11%, to $482.3 million from $541.1 million in 1996, and declined as a percentage of net sales to 35.4% from 38.5%. This was primarily attributable to lower consumer and trade promotion expenditures and administrative savings realized from the restructuring in 1996.

     Operating income in 1997 increased $91.8 million, or 130%, to $162.2 million from $70.4 million in 1996. Operating income in 1996 was impacted by restructuring charges and inventory and asset write-downs totaling $55.0 million. Excluding these charges, operating income increased $36.8 million, or 29%, in 1997, primarily due to the significant reduction of selling, general and administrative expenses and a reduction of cost of products sold.

     In 1997, the Company sold to Church & Dwight Co., Inc. for $30.2 million Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, was also part of the sale. In addition, the Company sold to other third parties for $4.5 million its Bruce floor care trademark and its Magic sizing starch brand and related inventories. An aggregate gain of $15.7 million from the sale of these businesses is included in operating income.

     Also included in 1997 operating income are $15.9 million of various impairment and other operating charges. In the third quarter of 1997, the Company evaluated the estimated life of the capitalized package design costs, which were being amortized over five years. In light of the accelerated pace of package design changes occurring at the Company and in the industry, the estimated life of capitalized package design costs was reduced to one year. Accordingly, $9.5 million of capitalized package design costs were considered impaired and written-off against income. In addition, the Company charged against income $4.5 million of additional discontinued product sales returns and $1.9 million in additional promotion claims on discontinued products.

     Interest and other expenses increased $5.3 million, or 23%, to $28.2 million in 1997 from $23.0 million in 1996, due to an increase of accretion costs related to Armour employee benefit liabilities assumed from Former Parent in the Spin-off, offset in part by lower interest expense resulting from the repayment of debt with cash flow from operations and the proceeds of the Company's public equity offering in the fourth quarter of 1997.

     Net income increased $53.8 million, or 180%, to $83.7 million in 1997 from $29.9 million in 1996. Excluding the restructuring and spin-off charges taken in 1996, net income increased $18.5 million, or 28%, in 1997, primarily due to the significant reduction of selling, general and administrative expense.

     The effective tax rate for 1997 was 37.5%, up from 29.5% in 1996. The lower effective tax rate in 1996 resulted from a one-time tax benefit due to the revaluation of the Company's deferred tax benefits for the higher effective state tax rate incurred after the Spin-off.

  FISCAL 1996 COMPARED WITH FISCAL 1995

     Net sales increased $41.1 million, or 3%, to $1,406.4 million in 1996 from $1,365.3 million in 1995. The increase resulted primarily from the successful launch of new Renuzit products, increases in marketplace consumption of Dial and Armour products and growth in international markets. Partially offsetting the increases was a decline in Purex sales as the result of the 15% price reduction initiated in the second quarter of 1996 and a 23% decline in net sales from products discontinued or divested.

     Sales of products in the Dial, Purex, Renuzit and Armour franchises accounted for 24%, 27%, 10% and 14%, respectively, of the Company's total net sales in 1996, compared to 22%, 27%, 7% and 13%, respectively, in 1995. From 1995 to 1996, Dial sales increased 16%, Renuzit sales increased 48% and Armour sales increased 15%. During that same period, Purex sales decreased 8%, but after adjusting for the 1996 price reduction Purex sales increased 2%.

     Gross profit margin declined to 45.4% in 1996 from 46.5% in 1995. Included in cost of products sold for 1996 and 1995 are write-downs of discontinued product inventories of $27.9 million and $20.4 million, respectively, associated with the restructuring in each of those years. Excluding those charges, gross profit margin declined to 47.4% in 1996 from $48.0% in 1995. The decline in gross profit margin resulted from the 1996 Purex price reduction initiative, offset in large part by a reduction of cost of products sold due to lower costs from both the 1995 manufacturing restructuring and efficiencies from larger production volumes.

     Selling, general and administrative expenses in 1996 increased $18.1 million, or 3.5%, to $541.1 million from $523.1 million in 1995, but remained relatively constant as a percentage of net sales in 1996 and 1995 at 38.5% and 38.3%, respectively. The increase in absolute dollars resulted from increased marketing support for existing Dial and Renuzit branded products, introductory marketing expenses for Renuzit candles and the Dial Ultra Skin Care line, and, to a lesser extent, increased administrative costs associated with being a public company, offset in part by lower trade promotion expenses that were no longer necessary due to the Purex price reduction.

     Operating income in 1996 increased $94.1 million to $70.4 million from an operating loss of $23.7 million in 1995. Operating income in 1996 and 1995 was impacted by restructuring charges and inventory and asset write-downs totaling $55.0 million and $156.0 million, respectively. Excluding these charges, operating income decreased $6.9 million, or 5.2%, in 1996, primarily due to the increase in selling, general and administrative expenses.

     Interest and other expenses remained relatively constant in 1996 and 1995 at $23 million and $23.4 million, respectively. Included in 1996 are $2.6 million in accretion costs related to the Armour employee benefit liability assumed from Former Parent in the Distribution. These incremental costs were offset by lower interest costs from lower interest-bearing advances in 1996 from Former Parent.

     Net income increased $57.4 million to $29.9 million in 1996 from a net loss of $27.5 million in 1995. Excluding the restructuring charges and spin-off transaction costs in 1996 and the restructuring charges in 1995, net income decreased $2.2 million, or 3.3%, in 1996, primarily due to the increase in selling, general and administrative expense.

     The effective tax rate for 1996 was 29.5%, down from 41.5% in 1995. The lower effective tax rate in 1996 resulted from a one-time tax benefit due to the revaluation of the Company's deferred tax benefits for the higher effective state tax rate incurred after the Spin-off, as well as additional income from certain foreign operations, which was not subject to taxation.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were $160.8 million, $99.5 million and $90.3 million in 1997, 1996 and 1995 respectively. The 62% increase in operating cash flow from 1996 to 1997 resulted from the increase in net income and decreases in deferred taxes, finished goods inventories and accounts receivable. For the foreseeable future, the Company believes that cash generated by operating activities will be sufficient to finance its capital expenditures, pay dividends on its Common Stock and provide working capital for sales.

     Capital expenditures were $46.7 million, $49.5 million and $27.2 million in 1997, 1996 and 1995 respectively. In 1997, the Company expended $12 million to upgrade its information systems to improve operational efficiencies and ensure Year 2000 compliance. The Company expects to spend an additional $40 million over the next two years to upgrade its information systems.

     Capital spending in 1998 is expected to approximate $50 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs and address the Year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

     In the last half of 1997, the Company acquired Nuevo Federal, a manufacturer and marketer of personal care and household products in Argentina, and acquired three personal care soap brands and two detergent brands from The Procter & Gamble Company's Argentinean subsidiary for an aggregate purchase price of approximately $40 million. Of this amount, $32 million was paid in cash with the remainder of the purchase price comprised of future payments contingent on the completion of certain transactions.

     In the third quarter of 1997, the Company sold to Church & Dwight Co., Inc. for approximately $30 million the following brands and related inventories:
Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, was also part of the sale. In addition, the Company has sold its Bruce floor care product trademark and its Magic sizing starch brand and related inventories to other third parties. Total proceeds from the sale of all product lines were $34.7 million.

     The Company's financing strategy includes the sale of accounts receivable to accelerate cash flow. Accounts receivables sold but not yet collected under this plan at January 3, 1998 and December 28, 1996, were $58.9 million and $74.9 million, respectively. Under the terms of the plan, the Company retains the risk of credit loss on receivables sold.

     The Company has a $350 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company, from time to time, makes borrowings that are supported by the Credit Agreement. As of January 3, 1998, the Company had $84.4 million aggregate principal amount of such borrowings outstanding. In addition, the Company had $350 million available under the Credit Agreement at that date. Borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement.

     In the fourth quarter of 1997, the Company sold 6.3 million shares of Common Stock to the public at a purchase price of $18.3125 per share. The net proceeds of $108 million from the offering were used to repay certain indebtedness.

     In August 1997, the Company moved its corporate headquarters from the Viad Tower in Phoenix, Arizona to office space in Scottsdale, Arizona. The Company has approximately nine years remaining on the lease for the Viad Tower space, which commits the Company to payments of approximately $2.7 million annually through 2006. The Company is actively marketing the space for sublease.

     As of January 3, 1998, the Company had approximately $88.8 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $12 million over the next 20 years. The Company's average income before income taxes over the last three years was approximately $43.1 million.

     In the first quarter of 1998, the Company intends to complete a $100 million offering of Senior Notes to take advantage of favorable long-term interest rates. The net proceeds of this debt financing will be used for the repayment of indebtedness that bears short-term interest rates and general corporate purposes, and may be used to fund stock repurchases.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future results and financial condition are dependent upon the Company's ability to successfully develop, manufacture and market consumer products. Inherent in this process are a number of factors that the Company must successfully manage to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, but are not limited to, the factors discussed below.

  INTENSE COMPETITION IN THE CONSUMER PRODUCTS INDUSTRY

     The consumer products industry, particularly its detergent, personal care and air freshener categories, is intensely competitive. Several of the Company's most significant competitors, including The Procter & Gamble Company, Lever Brothers Co. (a division of Unilever plc), and Colgate-Palmolive Company, have greater financial resources than the Company and may be willing to commit significant resources to protecting their own market shares or to capturing market share from the Company. As a result, the Company may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share and to introduce and establish new products and line extensions. At the same time, the Company may need to undertake additional production-related cost-cutting measures to enable it to respond to competitors' price cuts and marketing efforts without reducing the Company's margins. There can be no assurance that the Company will be able to make such additional expenditures or implement such cost-cutting measures or that if made or implemented they will be effective.

  CONSUMER PRICING PRESSURES

     Consumer products, particularly those that are value-priced, are subject to significant price competition. From time to time, the Company may need to engage in price-cutting initiatives for some of its products to respond to competitive and consumer pressures. The failure of the Company's sales volumes to grow sufficiently to improve overall revenues and income as a result of a competitive price reduction could have a material adverse effect on the financial performance of the Company.

  TRADE CUSTOMER PRICING PRESSURES; COMPETITIVE RETAIL ENVIRONMENT

     The Company faces pricing pressures from its trade customers. Because of the competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. In addition, because consumer products companies, including the Company, have historically offered end-of-quarter discounts to achieve quarterly sales goals, trade customers have been inclined to delay inventory restocking until quarter-end. Over the past 18 months, the Company has reduced end-of-quarter discounts to retailers and has changed its sales incentive structure to emphasize not only quarterly revenue targets but also trade spending management and other personal performance targets. The reduction in discounts has not had and the Company believes it will not have a material adverse effect on sales although there can be no assurance in that regard. The Company is also subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. The Company's performance is also dependent upon the general health of the retail environment and could be materially adversely affected by changes therein and by the financial difficulties of retailers.

  DEPENDENCE OF KEY CUSTOMERS

     The Company's top ten customers accounted for 35% of net sales in 1997. Wal-Mart Stores Inc. (and its affiliate, SAM's Club) ("Wal-Mart") was the Company's largest customer, accounting for 17% of the Company's net sales in 1997. The loss of, or a substantial decrease in the volume of purchases by, Wal-Mart or any of the Company's other top customers could have a material adverse effect on the Company's results of operations.

  PRICE VOLATILITY OF RAW MATERIALS; SINGLE SOURCE SUPPLIER

     While the Company believes that it may, in certain circumstances, be able to respond to price increases for certain raw materials by increasing sales prices, rapid increases in the prices of such raw materials could have a material adverse impact on financial results. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.16 and $0.28 per pound from January 1, 1995 to

December 31, 1997. Recently, the price of tallow has been trading near the lower end of this historical range. Because the majority of the competitors' soap products use considerably less tallow in their bar soap products, the Company may not be able to increase the prices of its Dial bar soaps in response to increases in tallow prices. In addition, the antibacterial agent, Triclosan, which is the active ingredient used in Liquid Dial products, is sourced from a single supplier. Although the Company has an adequate supply of Triclosan for its current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on the Company's financial results. The Company seeks to mitigate the risk by entering into contracts to provide up to six-month supplies of tallow, Triclosan and packaging materials. Long-term hedging opportunities against price increases for these items are generally not available.

  DEPENDENCE ON DOMESTIC MARKETS; RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     While a number of the Company's competitors have diversified their revenues to include a strong international component, the Company is currently dependent primarily on sales generated in the U.S. (92% of sales in 1997). With respect to a number of the Company's most significant product categories, including detergents and bar soaps, the U.S. markets are mature and characterized by high household penetration. The Company's unit sales growth in these domestic markets will depend on increasing usage by consumers and capturing market share from competitors. There can be no assurance that the Company will succeed in implementing its strategies to achieve such domestic growth.

     To reduce its dependence on domestic revenues, the Company has adopted a strategy to further penetrate international markets. In implementing this strategy, the Company faces barriers to entry and the risk of competition from local and other companies that already have established global businesses, risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment, import/export controls, nationalization, unstable governments and legal systems and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because the Company plans to develop its international business through acquisitions as well as joint ventures, co-packaging arrangements and/or other alliances, the Company may also be subject to risks associated with such acquisitions, ventures, arrangements and alliances, including those relating to the marriage of different corporate cultures and shared decision-making. In addition, because the Company's current international distribution capabilities are extremely limited, the Company will also need to acquire a distribution network or enter into alliances with existing distributors before it can effectively conduct operations in new markets. There can be no assurance that the Company will succeed in increasing its international business in a profitable manner, and a failure to expand this business may have a material adverse effect on the Company.

     The Company has a significant number of registered foreign trademarks as well as pending foreign trademark applications. There can be no assurance that the Company will successfully register any foreign trademarks for which applications are currently pending or that such trademarks, once registered, together with any existing registered foreign trademarks, will be protected in the foreign markets in which they are used.

  ADVERSE PUBLICITY; PRODUCT RECALLS

     Certain news broadcasts by major U.S. television and radio networks have focused on the use of antibacterial agents to kill germs on various surfaces. Triclosan, the active ingredient in Liquid Dial, has also been a focus of these broadcasts. Although none of the broadcasts disputed that Triclosan kills germs on the skin, some third party experts did question whether it provides any additional protection beyond that provided by non-antibacterial soap products. Although the Company has test results that it believes prove that Triclosan provides consumers with additional protection in limiting exposure to bacteria-related diseases, there can be no assurance that the adverse publicity stemming from these broadcasts will not adversely affect the Company's sales of its antibacterial soap products and its results of operations.

     Because the Company shares the use of the Armour trademark for food products with ConAgra Inc., the manufacturer of Armour-branded non-canned meat products, the Company faces the risk that consumer preferences and perceptions with respect to any of the Company's Armour products may be influenced by adverse publicity affecting any of the Armour-branded products of ConAgra, Inc.

     From time to time, consumer product companies, including Dial, have had to recall certain products for various reasons, which costs of recall or other liabilities could be material to such companies. To date, the Company has not made any product recalls that have been material to the Company's financial condition. In addition, adverse publicity regarding any such product recalls could have a material adverse effect on the Company.

  ENVIRONMENTAL CONCERNS REGARDING DETERGENT COMPOUND

     Nonlyphenol ethoxylate ("NPE") is an ingredient used in the Company's liquid and powder detergent products. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from NPE as it decomposes and the adverse impact on the reproductive health of certain aquatic animals, exposed to those compounds. Although to the best of the Company's knowledge none of the studies undertaken on NPE have demonstrated a link between the compound and such effect in the environment or in human beings, there can be no assurance that subsequent studies will in fact demonstrate such a link or demonstrate other adverse environmental consequences. Current government regulations do not impose any restrictions on the use of NPE, or impose any liability on any of the businesses that utilize NPE in the products they manufacture. The Company believes, however, that a number of governmental agencies in North America and Europe are discussing formal regulations of NPE in the environment. The Company is in the process of reformulating its detergents to eliminate this compound as an ingredient. The additional expense the Company expects to incur as a result of this reformulation is not expected to have a material adverse impact on the Company's financial results. In addition, the Company believes that it will not incur any significant environmental liability as a result of the use of NPE in its products.

  DEPENDENCE ON KEY PERSONNEL

     The operation of the Company requires managerial expertise. Of the Company's key personnel, only the Chief Executive Officer has an employment contract with the Company. There can be no assurance that any of the Company's key employees will remain in the Company's employ. The loss of such key personnel could have a material adverse effect on the Company's operations.

  TURNOVER; EMPLOYEE RELATIONS

     Primarily as a result of the restructuring of its business, the Company discharged approximately 950 salaried and non-salaried employees during 1995 and 1996. In addition, the Company experienced greater aggregate voluntary turnover of salaried employees in 1996 and 1997 than the industry average. Although the Company believes that it presently has sufficient staffing, there can be no assurance that the Company would not be materially adversely affected by any future significant voluntary turnover of salaried or other employees.

     Four of the Company's six plants in the U.S. are unionized. The Company's contracts with its various unions are scheduled for renegotiation as follows:
(i) International Brotherhood of Teamsters (covering approximately 350 employees at the Company's St. Louis, Missouri plant) in July 1998; (ii) Oil, Chemical and Atomic Workers union (covering approximately 100 employees at the Company's Bristol, Pennsylvania plant) in May 1999; (iii) United Food and Commercial Workers union (covering approximately 360 employees at the Company's Aurora, Illinois plant) in August 1999; and (iv) the United Food and Commercial Workers union (covering approximately 425 employees at the Company's Fort Madison, Iowa plant) in September 1999. There can be no assurance that these contracts can be renegotiated on terms acceptable to the Company. In 1993, the Company's St. Louis, Missouri plant experienced a five-week work stoppage. Although the Company believes that its relations with the employees at this plant and other plants are satisfactory, there can be no assurance that the Company will not face similar labor disputes in the future or that such disputes will not be material to the Company.

  ENVIRONMENTAL MATTERS

     The Company is subject to a variety of environmental and health and safety laws in each jurisdiction in which it operates. These laws and regulations pertain to the Company's present and past operations.

     Since 1980, the Company has received notices or requests for information with respect to 27 sites that have been deemed "Superfund" sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, five of which are currently active, 14 of which are inactive, and eight of which have been settled. The Company is also engaged in investigatory and remedial activities with respect to four closed plants previously operated by Former Parent. As of January 3, 1998, the Company has accrued in its financial statements approximately $10 million in reserves for expenses related to Superfund sites and the clean-up of closed plant sites, which reserves it believes are adequate.

     The Company does not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean-up of closed plant sites will have any material adverse effect on the Company's capital expenditures, earnings or competitive position; however, there can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies will not result in material costs in the future.

  RISKS OF POTENTIAL ACQUISITIONS

     The Company may acquire or make substantial investments in complementary businesses or products in the future. Any such acquisition or investment would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired business or products, the potential disruption of the Company's ongoing business and, generally, the potential inability of the Company to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on the Company's financial results. Future acquisitions and investments by the Company also could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's financial results and condition. The Company engages from time to time in discussions with respect to potential acquisitions, some of which may be material.

  YEAR 2000 COMPLIANCE

     Many existing computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions related to the year 2000 and beyond, such as sales, distribution, manufacturing, purchasing, inventory control, trade promotion management, planning and replenishment, facilities and financial systems may be materially adversely affected unless these computer systems are or become year 2000 compliant.

     The Company has begun a comprehensive upgrade of its information systems to significantly improve operating efficiencies and to identify, correct or reprogram, and test its systems for year 2000 compliance. In 1997, the Company incurred costs of $12 million to upgrade its information technology and expects to spend an additional $40 million over the next two years for such upgrades. There can be no assurance, however, that the Company's computer systems will be year 2000 compliant in a timely manner or that the Company will not incur significant additional expenses pursuing year 2000 compliance. Furthermore, even if the Company's systems are year 2000 compliant, there can be no assurance that the Company will not be materially adversely effected by the failure of others to become year 2000 compliant. For example, the Company may be adversely affected by the disruption or inaccuracy of data provided to the Company by non-year 2000 compliant third parties and the failure of the Company's customers and service providers, such as independent shipping companies, to become year 2000 compliant. There can be no assurance that the year 2000 problem will not have a material adverse effect on the Company in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of January 3, 1998 and for each of the fiscal years in the three-year period ended January 3, 1998, together with related notes and the report of Deloitte & Touche LLP are set forth on the following pages.

         MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of The Dial Corporation has the responsibility for preparing and assuring the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements were prepared using generally accepted accounting principles consistently applied. The financial statements reflect, where applicable, management's best estimates and judgments and include disclosures and explanations that are relevant to an understanding of the financial affairs of the Company.

     The Company's financial statements have been audited by Deloitte & Touche LLP. Management has made available to Deloitte & Touche LLP all of the Company's financial records and other relevant data and has made appropriate and complete written and oral representations and disclosures in connection with the audit.

     Management has established and maintains a system of internal control that is designed to provide reasonable assurance that transactions are authorized and properly recorded, that assets are protected and that materially inaccurate financial reporting is prevented and detected. The appropriate segregation of responsibilities and careful selection of employees are components of the system of internal controls. The internal control system is independently monitored and evaluated by an extensive and comprehensive internal auditing program.

     The Board of Directors, acting through its Audit Committee, oversees the adequacy of the Company's internal control environment. The Audit Committee meets regularly with management representatives and, jointly and separately, with representatives of Deloitte & Touche LLP and internal auditing management to review accounting, auditing and financial reporting matters.

/s/ MALCOLM JOZOFF                                          /s/ SUSAN J. RILEY
-----------------------------------------------------       -----------------------------------------------------
Malcolm Jozoff                                              Susan J. Riley
Chairman, President and Chief Executive Officer             Senior Vice President and Chief Financial Officer

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of The Dial Corporation:

     We have audited the accompanying consolidated balance sheets of The Dial Corporation as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three fiscal years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corporation as of January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
------------------------------------------------------
Deloitte & Touche LLP

Phoenix, Arizona
January 22, 1998

                              THE DIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (000 OMITTED)

                                                              JANUARY 3, 1998    DECEMBER 28, 1996
                                                              ---------------    -----------------
                                              ASSETS
Current Assets:
  Cash and cash equivalents.................................     $ 10,089            $ 14,102
  Receivables, less allowance of $6,841 and $3,170..........       60,448              28,689
  Inventories...............................................      124,058             139,492
  Deferred income taxes.....................................       25,185              61,379
  Other current assets......................................        7,174               4,119
                                                                 --------            --------
          Total current assets..............................      226,954             247,781
Property and equipment, net.................................      260,928             226,551
Deferred income taxes.......................................       63,567              63,918
Intangibles, net............................................      331,482             325,739
Other assets................................................          921               2,137
                                                                 --------            --------
                                                                 $883,852            $866,126
                                                                 ========            ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable....................................     $102,235            $ 91,341
  Short-term borrowings.....................................        8,500
  Income taxes payable......................................       14,581               7,188
  Other current liabilities.................................      113,435             108,145
                                                                 --------            --------
          Total current liabilities.........................      238,751             206,674
Long-term debt..............................................       84,399             269,515
Pension and other benefits..................................      231,634             233,306
Other liabilities...........................................        9,022              15,974
                                                                 --------            --------
          Total liabilities.................................      563,806             725,469
                                                                 --------            --------
Commitments and contingencies (Notes M and P)
Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized; no shares issued and outstanding...........           --                  --
  Common stock, $.01 par value, 300,000,000 shares
     authorized; 102,725,481 and 95,638,532 shares issued...        1,027                 956
  Additional capital........................................      393,947             247,209
  Retained income (deficit).................................       33,892             (20,308)
  Unearned employee benefits................................     (107,372)            (86,554)
  Treasury stock, 101,040 and 49,399 shares held............       (1,448)               (646)
                                                                 --------            --------
          Total stockholders' equity........................      320,046             140,657
                                                                 --------            --------
                                                                 $883,852            $866,126
                                                                 ========            ========

                See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS
                      (000 OMITTED, EXCEPT PER SHARE DATA)

                                                                    FISCAL YEAR ENDED
                                                        ------------------------------------------
                                                        JANUARY 3,    DECEMBER 28,    DECEMBER 30,
                                                           1998           1996            1995
                                                        ----------    ------------    ------------
Net sales.............................................  $1,362,606     $1,406,400      $1,365,290
                                                        ----------     ----------      ----------
Costs and expenses:
  Cost of products sold...............................     718,112        739,893         709,888
  Write down of discontinued product inventories......                     27,924          20,400
                                                        ----------     ----------      ----------
                                                           718,112        767,817         730,288
  Selling, general and administrative expenses........     482,324        541,110         523,058
  Restructuring charges and other asset write-downs...                     27,076         135,600
                                                        ----------     ----------      ----------
                                                         1,200,436      1,336,003       1,388,946
                                                        ----------     ----------      ----------
Operating income (loss)...............................     162,170         70,397         (23,656)
                                                        ----------     ----------      ----------
Spin-off transaction costs............................                      5,000
Interest and other expenses...........................      28,235         22,974          23,360
                                                        ----------     ----------      ----------
                                                            28,235         27,974          23,360
                                                        ----------     ----------      ----------
Income (loss) before income taxes.....................     133,935         42,423         (47,016)
Income taxes (benefit)................................      50,225         12,511         (19,527)
                                                        ----------     ----------      ----------
NET INCOME (LOSS).....................................  $   83,710     $   29,912      $  (27,489)
                                                        ==========     ==========      ==========
NET INCOME PER SHARE -- BASIC.........................  $     0.91     $     0.33
                                                        ==========     ==========
NET INCOME PER SHARE -- DILUTED.......................  $     0.89     $     0.33
                                                        ==========     ==========
Basic shares outstanding..............................      91,918         89,705
  Equivalent shares...................................       2,231          1,269
                                                        ----------     ----------
Diluted shares outstanding............................      94,149         90,974
                                                        ==========     ==========

                See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (000 OMITTED)

                                                                     FISCAL YEAR ENDED
                                                         ------------------------------------------
                                                         JANUARY 3,    DECEMBER 28,    DECEMBER 30,
                                                            1998           1996            1995
                                                         ----------    ------------    ------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)......................................  $  83,710       $ 29,912        $(27,489)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization........................     31,763         30,533          29,118
  Deferred income taxes................................     36,545           (965)        (34,733)
  Restructuring charges and asset write-downs..........                    55,000         156,000
  Change in operating assets and liabilities:
     Receivables.......................................      9,894         12,766          69,202
     Inventories.......................................     17,815         (7,763)        (10,005)
     Trade accounts payable............................     (3,457)        11,839         (22,356)
     Other assets and liabilities, net.................    (15,423)       (31,870)        (69,429)
                                                         ---------       --------        --------
Net cash provided by operating activities..............    160,847         99,452          90,308
                                                         ---------       --------        --------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures...................................    (46,715)       (49,468)        (27,214)
Acquisition of business, net of cash acquired..........    (31,575)                       (23,558)
Proceeds from sales of product lines and other property
  and equipment........................................     35,853            128           7,099
                                                         ---------       --------        --------
Net cash used by investing activities..................    (42,437)       (49,340)        (43,673)
                                                         ---------       --------        --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net payments on long-term borrowings...................   (206,216)       (13,488)           (491)
Proceeds from sale of common stock.....................    107,990
Net change in short-term borrowings....................      8,500           (317)            301
Net change in receivables sold.........................    (15,998)        (1,808)        (14,290)
Dividends paid on common stock.........................    (29,510)       (14,365)
Cash proceeds from stock options.......................     12,810          2,779
Cash transfers to parent, net..........................                   (14,695)        (32,168)
                                                         ---------       --------        --------
Net cash used by financing activities..................   (122,424)       (41,894)        (46,648)
                                                         ---------       --------        --------
Net increase (decrease) in cash and cash equivalents...     (4,014)         8,218             (13)
Cash and cash equivalents, beginning of year...........     14,102          5,884           5,897
                                                         ---------       --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR.................  $  10,089       $ 14,102        $  5,884
                                                         =========       ========        ========

                See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (000 OMITTED)

                                        COMMON STOCK                  RETAINED    UNEARNED       PARENT       COMMON
                                      ----------------   ADDITIONAL    INCOME     EMPLOYEE     INVESTMENT    STOCK IN
                                      SHARES    AMOUNT    CAPITAL     (DEFICIT)   BENEFITS    AND ADVANCES   TREASURY     TOTAL
                                      -------   ------   ----------   ---------   ---------   ------------   --------   ---------
BALANCE, JANUARY 1, 1995............                                                           $ 555,703                $ 555,703
  Net loss..........................                                                             (27,489)                 (27,489)
  Payments to parent................                                                             (31,984)                 (31,984)
                                      -------   ------    --------    --------    ---------    ---------     -------    ---------
BALANCE, DECEMBER 30, 1995..........                                                             496,230                  496,230
  Net income........................                                                              35,855                   35,855
  Payments to parent................                                                             (14,695)                 (14,695)
BALANCE AT SPINOFF, AUGUST 15,
  1996..............................                                                             517,390                  517,390
  Spinoff capitalization............   95,346     953      237,664                  (81,379)    (517,390)                (360,152)
                                      -------   ------    --------    --------    ---------    ---------     -------    ---------
BALANCE AFTER SPINOFF, AUGUST 15,
  1996..............................   95,346     953      237,664                  (81,379)                              157,238
  Exercise of stock options.........      293       3        3,165                                              (389)       2,779
  Dividends on common stock.........                                   (14,365)                                           (14,365)
  Change in unearned employee
    benefits........................                         6,380                   (5,175)                    (257)         948
  Net loss..........................                                    (5,943)                                            (5,943)
                                      -------   ------    --------    --------    ---------    ---------     -------    ---------
BALANCE, DECEMBER 28, 1996..........   95,639     956      247,209     (20,308)     (86,554)                    (646)     140,657
  Exercise of stock options.........      807       8        5,884                   10,009                     (715)      15,186
  Net proceeds from stock
    offering........................    6,279      63      107,927                                                        107,990
  Dividends on common stock.........                                   (29,510)                                           (29,510)
  Change in unearned employee
    benefits........................                        32,927                  (30,827)                     (87)       2,013
  Net income........................                                    83,710                                             83,710
                                      -------   ------    --------    --------    ---------    ---------     -------    ---------
BALANCE, JANUARY 3, 1998............  102,725   $1,027    $393,947    $ 33,892    $(107,372)   $             $(1,448)   $ 320,046
                                      =======   ======    ========    ========    =========    =========     =======    =========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FISCAL YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996,
                             AND DECEMBER 30, 1995

NOTE A.  BASIS OF PREPARATION

     On July 25, 1996, the Board of Directors of The Dial Corp ("Former Parent") declared a dividend to effect the spin-off of its Consumer Products Business (the "Spin-off"). The dividend was paid on August 15, 1996, to stockholders of record as of August 5, 1996. Each Dial stockholder received a dividend of one share of common stock of The Dial Corporation ("the Company"), which, after the Spin-off, owns and operates the Consumer Products Business previously conducted by Former Parent. Concurrently with the Spin-off, the name of the Former Parent was changed to Viad Corp.

     The Consolidated Financial Statements present the financial position, results of operations and cash flows of the divisions and subsidiaries comprising The Dial Corporation, as if it had been formed as a separate entity for all periods presented. Dial's historical cost basis of the assets and liabilities have been carried over to the new company. Concurrent with the Spin-off, the Company was capitalized through settlement of The Dial Corp's investment and advances account of $517.4 million by the assumption of $280 million of long-term debt and $80.2 million (net of income taxes) in Armour employee benefit liabilities, with the net amount remaining of $157.2 million comprising the Company's stockholders' equity as of the Spin-off date. All intercompany balances and transactions among the entities comprising the Company have been eliminated.

NOTE B.  SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1997 consisted of 53 weeks. Fiscal years 1996 and 1995 consisted of 52 weeks.

     Certain reclassifications have been made to 1996 and 1995 balances to conform with the 1997 presentation.

     REVENUE RECOGNITION. Sales are recorded at the time products are shipped to trade customers.

     MAJOR CUSTOMERS. Major customers are defined as those that individually accounted for more than 10% of the Company's sales. Sales to a major customer accounted for 17%, 16% and 13% of the Company's net sales in 1997, 1996 and 1995, respectively.

     MARKETING AND RESEARCH AND DEVELOPMENT COSTS. All expenditures for marketing and research and development are charged against earnings in the year incurred and are reported in the Statement of Consolidated Operations under the caption "Selling, general and administrative expenses." The Company's internal and external research and development expenditures totaled approximately $12.3 million, $15.2 million and $14.7 million in 1997, 1996 and 1995, respectively. Marketing costs include the costs of advertising and various sales promotional programs.

     CASH EQUIVALENTS. The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

     INVENTORIES. Generally, inventories are stated at the lower of cost (first in, first out and average cost methods) or market.

     LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

     PROPERTY AND EQUIPMENT. Property and equipment are stated at cost, net of accumulated depreciation.

     Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings....................................  2% to 5%
Machinery and other equipment................  5% to 33%
Leasehold improvements.......................  Lesser of lease term or useful life

     INTANGIBLES. Intangibles are carried at cost less accumulated amortization. Intangibles that arose prior to November 1, 1970, as a result of the Former Parent's initial investment in the Company are not being amortized. Goodwill arising on or after November 1, 1970, is amortized on the straight-line method over the periods of expected benefit ranging from 25 to 40 years. Trademarks are amortized on the straight-line method over 40 years.

     PENSION AND OTHER BENEFITS. Trusteed, noncontributory pension plans cover substantially all employees, with benefit levels supplemented in most cases by defined matching common stock contributions to employees' 401(k) plans. Defined benefits are based primarily on final average salary and years of service. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

     The Company has defined benefit postretirement plans that provide medical and life insurance for eligible retirees and dependents. The related postretirement benefit liabilities are recognized over the period that services are provided by employees.

     STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair-value based method of accounting for an employee stock option or similar equity instrument. As permitted by SFAS No. 123, the Company has elected to continue to measure cost for its stock-based compensation plans using the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note O to the Consolidated Financial Statements for additional information concerning stock-based compensation.

     NET INCOME (LOSS) PER COMMON SHARE. In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement was not permitted. This new standard requires dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations.

     In accordance with SFAS No. 128, basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust (the "Trust") are not considered outstanding for net income per share calculations until the shares are released from the Trust.

     At January 3, 1998, there were 102,725,481 shares of common stock issued and 97,551,656 shares outstanding. At January 3, 1998, and December 28, 1996, a total of 5,072,785 and 5,670,818, respectively, of the issued shares were held by the Trust.

     In addition to common stock, the Company is authorized to issue 10,000,000 shares of preferred stock, par value of $.01 per share, none of which has been issued.

     Per share information is not presented for 1995 because the Company was not a publicly held company during such year. Income per share is presented for 1996 as the Company's common shares were issued on August 15, 1996. The calculation of income per share assumes that the common shares and common share equivalents were outstanding for that entire year.

     NEW ACCOUNTING PRONOUCEMENTS. In June 1997, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained income and additional capital in the shareholders equity section of the balance sheet. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. Both statements are effective for fiscal year 1998. The Company has not completed evaluating the impact of implementing the provisions of SFAS Nos. 130 and 131.

NOTE C.  ACQUISITION OF BUSINESS

     In September 1997, the Company acquired Nuevo Federal S.A., a manufacturer and marketer of personal care and household products in Argentina, for a purchase price of approximately $35 million. Of this amount, $26.8 million was paid in cash with the remainder of the purchase price comprised of future payments contingent on the completion of certain transactions. In addition, in November 1997, the Company acquired three personal care soap brands and two laundry bar brands from The Procter & Gamble Company's Argentinean subsidiary for a purchase price of $4.8 million paid in cash.

     The acquisitions were accounted for as purchases. The purchase price, including acquisition costs, was allocated to the net tangible and intangible assets acquired based on estimated fair values at the date of acquisition. The difference between the purchase price and the related fair value of net assets acquired represents goodwill, which is being amortized on a straight-line basis over 25 years. The fair value of patents and other intangible assets acquired is amortized over their estimated useful lives. The results of the acquired companies have been included in the Statement of Consolidated Operations from the date of acquisition.

     Net cash paid, assets acquired and debt and other liabilities assumed are shown in the table below.

                       (000 OMITTED)
                      ASSETS ACQUIRED:                          1997
                      ----------------                        --------
Receivables.................................................  $ 26,414
Inventories.................................................     9,544
Property and equipment......................................    22,599
Intangibles.................................................    27,635
Other assets................................................       369
Debt and other liabilities assumed..........................   (54,986)
                                                              --------
Net cash paid...............................................  $ 31,575
                                                              ========

     The Company is still gathering certain information required to complete the allocation of the purchase price of the acquisition of Nuevo Federal. Further adjustments may arise as a result of the finalization of the ongoing study.

     The following unaudited proforma combined condensed financial information for 1996 and 1997 include the results of operations for the Company, including the results of operation of Nuevo Federal for the fourth quarter of 1997 and The Procter & Gamble Company brands for November and December of 1997, along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The information assumes the transactions were consummated at the beginning of each period presented.

     The unaudited proforma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

                                                               FISCAL YEAR
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
                                                              (IN MILLIONS)
Revenues...................................................  $1,428    $1,477
Operating income...........................................     164        75
Net income.................................................      85        33
Earnings per share-diluted.................................  $ 0.90    $ 0.36

NOTE D.  RESTRUCTURING CHARGES AND INVENTORY AND ASSET WRITE-DOWNS

     In the third quarter of 1996, the Company announced an administrative and line of business reorganization to streamline its management and administrative organization, eliminate approximately 250 positions, sell or discontinue a number of underperforming brands and exit the existing corporate headquarters. The Company recorded restructuring charges and asset write-downs of $55 million ($33.6 million after tax) in the third quarter of 1996 for severance costs, discontinuance of product lines and building exit costs. Approximately $27.9 million of the charge related to inventories and was included in cost of products sold.

     In the third quarter of 1995, the Company recorded restructuring charges and asset write-downs totaling $156 million ($94.9 million after tax) to provide for a business-based reorganization through plant closings, work force reductions and elimination of certain products. The charges provided for the closing of six plants and the reduction of the work force by approximately 700 employees, substantially all of whom were based in the plants that were closed. All six plants have been closed. Approximately $20.4 million of the charge related to inventories and was included in cost of products sold.

     During 1997, approximately $20.6 million of expenses, consisting of severance pay and benefits and headquarters building exit costs, were charged against these reserves. Approximately $14.4 million in reserves from the 1995 and 1996 restructuring charges remained at January 3, 1998, consisting primarily of facility closure, environmental and building exit costs. These reserves are believed to be adequate and the expenses are expected to be paid utilizing cash flow from operations.

NOTE E.  INCOME AND EXPENSE ITEMS

     In the third quarter of 1997, the Company sold to Church & Dwight Co., Inc. for $30.2 million Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, was also part of the sale. In addition, the Company sold to other third parties for approximately $4.5 million its Bruce floor care trademark and its Magic sizing starch brand and related inventories. Included in operating income is an aggregate gain of $15.7 million from the sale of these businesses.

     Also included in 1997 operating income is $15.9 million of various impairment and other operating charges. In the third quarter of 1997, the Company evaluated the estimated life of the capitalized package design costs, which was being amortized over five years. In light of the accelerated pace of package design changes taking place in the Company and the industry, the estimated life of the capitalized package design costs was changed to one year. Accordingly, $9.5 million of capitalized package design costs were considered impaired and written-off against income. In addition, the Company charged against income $4.5 million of discontinued product sales returns and $1.9 million in additional promotion claims on discontinued products.

NOTE F.  INVENTORIES

     Inventories consisted of the following:

                                                       JANUARY 3,    DECEMBER 28,
                                                          1998           1996
                                                       ----------    ------------
                                                             (000 OMITTED)
Raw materials and supplies...........................   $ 36,938       $ 37,744
Work in process......................................      9,373         10,939
Finished goods.......................................     77,747         90,809
                                                        --------       --------
                                                        $124,058       $139,492
                                                        ========       ========

NOTE G.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                       JANUARY 3,    DECEMBER 28,
                                                          1998           1996
                                                       ----------    ------------
                                                             (000 OMITTED)
Land.................................................   $ 10,071       $  5,473
Buildings and leasehold improvements.................    108,613         81,874
Machinery and other equipment........................    376,582        328,014
Construction in progress.............................     15,936         33,054
                                                        --------       --------
                                                         511,202        448,415
Less accumulated depreciation........................   (250,274)      (221,864)
                                                        --------       --------
                                                        $260,928       $226,551
                                                        ========       ========

NOTE H.  INTANGIBLES

     Intangibles consisted of the following:

                                                       JANUARY 3,    DECEMBER 28,
                                                          1998           1996
                                                       ----------    ------------
                                                             (000 OMITTED)
Goodwill(1)..........................................   $265,335       $238,623
Trademarks...........................................     54,957         69,675
Customer list and other intangibles..................     78,997         98,689
                                                        --------       --------
                                                         399,289        406,987
Less accumulated amortization........................    (67,807)       (81,248)
                                                        --------       --------
                                                        $331,482       $325,739
                                                        ========       ========

---------------
(1) Includes $155,259,000 of goodwill arising prior to November 1, 1970 that is not being amortized.

NOTE I.  OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following:

                                                       JANUARY 3,    DECEMBER 28,
                                                          1998           1996
                                                       ----------    ------------
                                                             (000 OMITTED)
Accrued compensation.................................   $ 30,238       $ 12,829
Accrued trade promotions.............................     21,256         22,835
Restructure liabilities..............................     14,631         34,114
Other................................................     47,310         38,367
                                                        --------       --------
                                                        $113,435       $108,145
                                                        ========       ========

NOTE J.  DEBT

     Short-term debt at January 3, 1998 consisted of a $8,500,000 bank loan to the Company's Argentinean subsidiary, Nuevo Federal. The loan is denominated in Argentinean pesos, bears interest at the bank's short-term rate (7.3% at January 3, 1998) and reprices monthly. The loan is subject to call by the bank at the end of each month.

     Long-term debt at January 3, 1998 and December 28, 1996, amounted to $84,399,400 and $269,515,250, respectively, in the form of bank borrowings supported by a $350,000,000 long-term, revolving credit agreement. The interest-rate applicable to the bank borrowings is, at the Company's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR") (5.6875% at January 3, 1998), plus appropriate spreads over such indices during the period of the borrowings.

     Any borrowings made under the credit agreement are on a revolving basis under commitments available until August 15, 2002. The agreement also provides for commitment fees. Such spreads and fees will change moderately should the Company's debt ratings change.

     The financial covenants of the revolving credit agreement require the Company to maintain stockholders' equity equal to 80% of such equity as of the Spin-off date plus 25% of net income subsequent thereto plus certain other additions to stockholders' equity. The Company is also required to maintain a three-to-one ratio of long-term debt to income before interest, taxes, depreciation and amortization. Under the most restrictive of these covenants, approximately $64,000,000 of stockholders' equity was available for dividends as of January 3, 1998.

     Interest expense incurred on long-term debt in 1997, 1996 and 1995 was $13,152,000, $6,500,000 and $333,000, respectively.

     Interest paid to lenders other than Former Parent in 1997, 1996 and 1995 was approximately $13,567,500, $5,329,800 and $133,300, respectively.

NOTE K.  INCOME TAXES

     The deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at January 3, 1988 and December 28, 1996, are related to the following:

                                                       JANUARY 3,    DECEMBER 28,
                                                          1998           1996
                                                       ----------    ------------
                                                             (000 OMITTED)
Property, plant and equipment........................   $(34,837)      $(42,159)
Pension and other employee benefits..................     83,599         89,098
1995 restructure costs...............................      4,563         28,170
1996 restructure costs...............................      1,662         12,299
Other................................................     19,237         16,949
Deferred state income taxes..........................     14,528         20,940
                                                        --------       --------
                                                        $ 88,752       $125,297
                                                        ========       ========

     The combined provision (benefit) for income taxes consisted of the following:

                                                1997       1996        1995
                                               -------    -------    --------
                                                       (000 OMITTED)
Current:
  United States:
     Federal.................................  $10,744    $10,262    $ 14,576
     State...................................    2,024      3,081         549
  Foreign....................................      912        133          81
                                               -------    -------    --------
                                                13,680     13,476      15,206
                                               -------    -------    --------
Deferred:
  United States:
     Federal.................................   30,133      5,977     (30,955)
     State...................................    6,412     (6,942)     (3,778)
                                               -------    -------    --------
                                                36,545       (965)    (34,733)
                                               -------    -------    --------
Provision (benefit) for income taxes.........  $50,225    $12,511    $(19,527)
                                               =======    =======    ========

     Income taxes paid in 1997, 1996 and 1995 amounted to $4,577,000, $3,789,000 and $32,237,000, respectively.

     Reconciliations between the statutory federal income tax rate and the Company's consolidated effective income tax rate for the years ended January 3, 1998; December 28, 1996; and December 30, 1995, are as follows:

                                                         1997    1996    1995
                                                         ----    ----    ----
Federal statutory rate.................................  35.0    35.0%   35.0%
Goodwill amortization..................................    .4     1.1    (2.1)
Spin-off transaction costs.............................            .5
Foreign Sales Corp. exclusion (benefit)................   (.7)   (1.0)     .8
State income taxes.....................................   3.7     3.6     2.9
State deferred tax asset adjustment....................          (9.5)
Impact of lower foreign tax rate (benefit).............  (1.1)   (1.4)
Other, net.............................................    .2     1.2     4.9
                                                         ----    ----    ----
Effective income tax rate..............................  37.5%   29.5%   41.5%
                                                         ====    ====    ====

NOTE L.  PENSION AND OTHER BENEFITS

     Net periodic pension cost included the following components:

                                               1997        1996        1995
                                             --------    --------    --------
                                                      (000 OMITTED)
Service cost benefits earned during the
  period.................................    $  4,365    $  4,516    $  4,483
Interest cost on projected benefit
  obligation.............................      11,923      11,419       6,951
Actual return on plan assets (gain)......     (28,421)    (13,767)    (14,841)
Net amortization and deferral............      17,406       3,573       8,973
Other items, primarily defined
  contribution and multi-employer
  plans..................................       3,137       3,360       3,154
                                             --------    --------    --------
Net pension cost.........................    $  8,410    $  9,101    $  8,720
                                             ========    ========    ========

     Weighted average assumptions used were:

                                                         1997    1996    1995
                                                         ----    ----    ----
Discount rate for obligation.........................    7.75%    8.0%    8.0%
Rate of increase in compensation Levels..............     4.0%    5.0%    5.0%
Long-term rate of return on assets...................    10.0%    9.5%    9.5%

     The following table indicates the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet:

                                                    ASSETS EXCEED              ACCUMULATED BENEFITS
                                                 ACCUMULATED BENEFITS             EXCEED ASSETS
                                              --------------------------    --------------------------
                                              JANUARY 3,    DECEMBER 28,    JANUARY 3,    DECEMBER 28,
                                                 1998           1996           1998           1996
                                              ----------    ------------    ----------    ------------
                                                                   (000 OMITTED)
  Actuarial present value of benefit
    obligations:
  Vested benefit obligation.................   $126,682       $47,300        $ 5,455        $ 77,506
                                               ========       =======        =======        ========
  Accumulated benefit obligation............   $136,098       $52,298        $ 5,866        $ 82,562
                                               ========       =======        =======        ========
  Projected benefit obligation..............   $153,877       $68,802        $ 7,522        $ 85,870
  Market value of plan assets, primarily
    equity and fixed income securities(1)...    156,754        64,496            862          72,829
                                               --------       -------        -------        --------
  Plan assets under projected benefit
    obligation..............................      2,877        (4,306)        (6,660)        (13,041)
  Unrecognized transition (asset)
    obligation..............................        821          (126)           107           1,381
  Unrecognized prior service cost
    (reduction).............................      4,090          (579)         1,052           6,168
  Unrecognized net (gain)...................    (18,500)         (829)           (94)           (195)
  Additional minimum liability(2)...........                                    (185)         (6,252)
                                               --------       -------        -------        --------
  Accrued pension cost......................   $(10,712)      $(5,840)       $(5,780)       $(11,939)
                                               ========       =======        =======        ========

---------------
(1) The assets reported at December 28, 1996, represent primarily the portion of the trust assets funding Former Parent's joint benefit plan allocated to the Company under separate SFAS No. 87 calculations. In conjunction with the Spin-off, assets were transferred from the trust funding the joint, defined benefit plan based upon actuarial determinations made in conformity with regulatory requirements. There was provision for payment by Former Parent (from a source other than the trust) to the Company of an amount in cash equal to the excess of the amount allocated to the Company under separate SFAS No. 87 calculations over the amount allocated from the trust in accordance with regulatory requirements. For all free-standing qualified plans attributable directly to the Company, the related trust assets were transferred based upon the amounts in the respective plans' trusts.

(2) At January 3, 1998, the Company recorded an additional minimum liability for pensions of $185,000 and a deferred tax asset of $73,000. At December 28, 1996, the Company recorded an additional minimum liability for pensions of $6,252,000, an intangible asset of $143,000, a deferred tax asset of $2,397,000 and a reduction of equity of $3,712,000. There are restrictions on the use of certain excess pension plan assets in the event of a defined change in control of the Company.

     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Company and its subsidiaries have defined benefit postretirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, the Company retained the obligations for such benefits for eligible retirees of Armour and Company (sold in 1983).

     Effective January 1, 1992, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"), which requires that estimated OPEB benefits be accrued during the years the employees provide services.

     The status of the plans was as follows:

                                                       JANUARY 3,    DECEMBER 28,
                                                          1998           1996
                                                       ----------    ------------
                                                             (000 OMITTED)
Accumulated postretirement benefit obligation:
  Retirees...........................................   $144,784       $157,224
  Fully eligible active plan participants............     15,660         13,264
  Other active plan participants.....................     29,673         25,748
                                                        --------       --------
Accumulated postretirement benefit obligation........    190,117        196,236
Unrecognized prior service cost......................     12,212         14,045
Unrecognized net gain................................     24,373         21,080
                                                        --------       --------
Accrued postretirement benefit cost..................   $226,702       $231,361
                                                        ========       ========
Discount rate for obligation.........................       7.75%           8.0%

     The assumed health-care rate cost trend used in measuring the 1997 accumulated postretirement benefit obligation was 10% for retirees below age 65, gradually declining to 5% by the year 2002 and remaining at that level thereafter, and 7.5% for retirees above age 65, gradually declining to 5% by the year 2002 and remaining at that level thereafter.

     A 1.0% increase in the assumed health-care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of January 3, 1998, by approximately 8% and the ongoing expense by approximately 10%.

     The net periodic postretirement benefit cost includes the following components for the corresponding fiscal years ending:

                                                  1997       1996       1995
                                                 -------    -------    ------
                                                        (000 OMITTED)
Service cost-benefits attributed to service
  during the period............................  $ 2,276    $ 2,589    $2,979
Interest cost on the accumulated postretirement
  benefit obligation...........................   14,453     15,641     6,695
Net amortization and deferral..................   (3,448)    (3,087)     (233)
                                                 -------    -------    ------
Net periodic postretirement benefit cost.......  $13,281    $15,143    $9,441
                                                 =======    =======    ======
Curtailment gains due to termination of certain
  benefits.....................................             $ 4,611
                                                 =======    =======    ======

     The 1997 and 1996 components of net periodic postretirement benefit cost reflect a full year's expense of approximately $5.8 million and $6.9 million, respectively, incurred on the Armour employee benefit liabilities assumed in the Spin-off. Expenses of approximately $5.8 million for the year ended January 3, 1998, and $2.2 million for the year ended December 28, 1996, which were incurred after the Spin-off, are included in "Interest and other expenses" in the Statement of Consolidated Operations. For the year ended December 28, 1996, expenses of $4.7 million incurred prior to the Spin-off were recorded in the financial statements of Former Parent.

NOTE M.  LEASES

     Certain sales and administration offices and equipment are leased. The leases expire in periods ranging generally from one to five years, and some provide for renewal options ranging from one to eight years. Leases that expire are generally renewed or replaced by similar leases depending on business needs at that time. Net rent expense paid in 1997, 1996 and 1995 totaled $6,533,229, $3,797,000 and $3,234,000, respectively.

     At January 3, 1998, the Company's future minimum rental payments with respect to noncancelable operating leases with terms in excess of one year were as follows: $7,033,208 (1998), $5,902,048 (1999), $5,577,581 (2000), $5,293,061
(2001) and $4,269,602 (2002), and $7,863,000 thereafter.

     Included in the above future minimum rental payments are payments of $2,676,000 per year through 2006 for office space in the Viad Tower, which the Company vacated in mid-year 1997 to move its corporate headquarters to office space in Scottsdale, Arizona. The Company is actively marketing the space for sublease.

NOTE N. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK. At January 3, 1998, the Company had an agreement to sell undivided participating interests in a defined pool of trade accounts receivable in an amount not to exceed $90,000,000 as a means of accelerating cash flow. From time to time, as collections reduce accounts receivable in the pool, the Company sells participating interests in new receivables. The Company's expenses of selling receivables amounted to approximately $4,752,000, $2,059,000 and $2,323,000 in 1997, 1996 and 1995,
respectively, and are included in the Statement of Consolidated Operations under the caption "Interest and other expenses." Under the terms of the agreement, the Company has retained substantially the same risk of credit loss as if the receivables had not been sold, as the Company is obligated to replace uncollectible receivables with new accounts receivable. The Company's accounts receivable sold totaled $58,902,000 and $74,900,000 at January 3, 1998 and December 28, 1996, respectively. The Company's average accounts receivable sold approximated $70,727,000, $42,637,000 and $33,500,000 during 1997, 1996 and
1995, respectively.

     In connection with the Spin-off, the Company assumed an interest rate swap agreement in the notional amount of $65,000,000. The agreement, which matured in December 1997, required the Company to pay a fixed rate of 8.87% and receive a six-month LIBOR rate (currently 5.63%).

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash and cash equivalents, receivables, accounts payable and bank borrowings approximate fair values due to the short-term maturities of these instruments. The fair value of the above-described interest rate swap agreement was $1,900,070 at December 28, 1996, representing the estimated amount the Company would pay to the swap counter-party to terminate the agreement.

NOTE O.  STOCK OPTIONS

     Certain officers and employees hold options to acquire the Company's common stock, which were granted under the Former Parent company's stock option plans. These options were granted over a period of nine years and have been adjusted for stock splits and the spin-off of a major subsidiary occurring during that period. Such options were transferred to the Company as part of the spin-off, with the number of shares and option prices adjusted so as to preserve the economic value of the options to the optionees. Such options were granted at the market prices on the dates of grant, became exercisable 50% after one year and 100% after two years and expire after 10 years. No additional options are to be granted under these plans.

     In connection with the Spin-off, the Company adopted The Dial Corporation 1996 Stock Incentive Plan ("1996 Plan") which is administered by the Executive Compensation Committee of the Board of Directors. Under the 1996 Plan, the aggregate number of shares of common and preferred stock covered by awards to any one individual cannot exceed 1,000,000 shares for any three-year period (plus shares necessary to replace options granted by Former Parent and transferred to the Company in connection with the Spin-off), and no more than 9,600,000 shares are cumulatively available for options intended to qualify as "incentive stock options" under the Internal Revenue Code. The term of the options is 10 years. The 1996 Plan provides that options are generally to be granted at the market price on the date of grant; however, the Executive Compensation Committee may grant options at less than such market price. The 1996 Plan also authorizes the issuance of stock appreciation rights and restricted stock.

     During 1997, under the 1996 Plan, incentive stock options to 1,019,802 shares and non-qualified options to 128,800 shares were granted at the market price on the dates of grant. After one year, one-third of the options become exercisable when the average closing market price over 20 consecutive days equals or exceeds 133% of the option price, two-thirds when such price equals or exceeds 167% of the option price and 100% when such price equals or exceeds 200% of the option price. All such options become exercisable, in any event, after five years from the date of grant. It is expected that additional options granted will generally be limited to new employees.

     Options to 87,100 shares were also granted to non-employee members of the Board of Directors and options to 47,650 were granted to certain non-union employees at the market prices on the dates of grant. Such options are exercisable 50% after one year and 100% after two years. The options expire after 10 years.

     A summary of the status of the Company's stock option plans as of January 3, 1998, and changes during fiscal years 1996 and 1997 is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Outstanding at Spin-off...............................   4,298,041     $ 9.63
Granted...............................................   6,226,324     $13.11
Exercised.............................................    (293,015)    $ 9.25
Canceled..............................................     (61,776)    $11.84
Outstanding at December 28, 1996......................  10,169,574     $11.76
Granted...............................................   1,283,352     $16.23
Exercised.............................................  (1,415,570)    $ 9.57
Canceled..............................................  (1,056,435)    $13.23
                                                        ----------     ------
Outstanding at end of year............................   8,980,921     $12.60
                                                        ==========     ======
Options exercisable at end of year....................   4,380,917     $11.14
                                                        ==========     ======

     The following table summarizes information about stock options outstanding and exercisable at January 3, 1998:

                                   WEIGHTED
                                    AVERAGE
                                   REMAINING    WEIGHTED                 WEIGHTED
                                  CONTRACTUAL   AVERAGE                  AVERAGE
     RANGE OF         OPTIONS        LIFE       EXERCISE     OPTIONS     EXERCISE
  EXERCISE PRICES   OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
  ---------------   -----------   -----------   --------   -----------   --------
   $ 5.62-$ 6.88       614,868        2.4        $ 6.47       614,868     $ 6.47
   $ 8.38-$ 9.23       402,151        4.8        $ 8.95       402,151     $ 8.95
   $ 9.64-$11.15       800,759        5.9        $10.37       800,759     $10.37
   $11.91-$12.88     4,892,271        8.6        $12.75     2,138,810     $12.58
   $13.38-$14.50     1,088,128        8.9        $14.30       424,329     $14.21
   $15.38-$16.25       686,658        9.4        $15.82
   $16.53-$17.78       455,803        9.8        $16.84
   $18.31-$20.91        40,283       10.0        $20.03            --         --
                     ---------       ----        ------     ---------     ------
                     8,980,921        6.7        $12.60     4,380,917     $11.14
                     =========       ====        ======     =========     ======

     The estimated fair value of options granted during 1997 was $4.18 per share, as determined using the Black-Scholes valuation model assuming an expected average risk-free interest rate of 6.3%, an expected life of 4.4 years, an expected volatility of 25% and expected dividend rate of 2.0%. The estimated fair value of options granted during 1996 was $2.27 as determined using the Black-Scholes valuation model assuming an expected average risk-free interest rate of 6.3%, an expected life of 4.2 years, an expected volatility of 20.4% and an expected dividend rate of 2.4%. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below. Compensation cost computed under SFAS No. 123 for 1995 is immaterial.

                                                            1997       1996
                                                           -------    -------
                                                             (000 OMITTED)
Net income as reported...................................  $83,710    $29,912
                                                           =======    =======
Pro forma net income.....................................  $78,224    $27,298
                                                           =======    =======
Net income per share-basic-as reported...................  $  0.91    $  0.33
                                                           =======    =======
Pro forma net income per share-basic.....................  $  0.85    $  0.30
                                                           =======    =======
Net income per share-diluted-as reported.................  $  0.89    $  0.33
                                                           =======    =======
Pro forma net income per share-diluted...................  $  0.83    $  0.30
                                                           =======    =======

NOTE P.  LITIGATION AND CLAIMS

     The Company is party to various legal actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings and claims referred to above could be decided against the Company. Although the amount of liability at January 3, 1998, with respect to these matters is not ascertainable, the Company believes that any resulting liability will not materially affect the Company's financial position, liquidity or results of operations.

     The Company is subject to various environmental laws and regulations of the United States, as well as of the states and other countries in whose jurisdictions the Company has or had operations and is subject to certain international agreements. As is the case with many companies, the Company faces exposure to actual or potential claims and lawsuits involving environmental matters. Although the Company is party to certain environmental disputes, the Company believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of any potential insurance recoveries, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE Q.  CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

                          FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                       -------------------   -------------------   -------------------   -------------------
                         1997       1996       1997       1996       1997       1996       1997       1996
                       --------   --------   --------   --------   --------   --------   --------   --------
                                             (000 OMITTED, EXCEPT FOR PER SHARE DATA)
Net sales............  $316,242   $352,392   $349,268   $353,758   $334,290   $350,508   $362,806   $349,742
Gross profit.........  $146,952   $176,947   $166,231   $163,910   $160,567   $134,357   $170,742   $163,669
Operating income
  (loss)(1)(2).......  $ 36,657   $ 36,342   $ 40,057   $ 42,997   $ 40,985   $(31,393)  $ 44,471   $ 22,451
Net income
  (loss)(1)(2).......  $ 18,323   $ 19,608   $ 20,382   $ 19,289   $ 22,352   $(25,486)  $ 22,653   $ 16,501
Net income (loss) per
  share(1)(2)
  -- Basic...........     $0.20      $0.22      $0.22      $0.22      $0.25     $(0.28)     $0.24      $0.18
  -- Diluted.........     $0.20      $0.22      $0.22      $0.22      $0.24     $(0.28)     $0.23      $0.18

---------------
(1) After deducting Spin-off transaction costs of $4,000,000 ($2,400,000 after tax) or $0.03 per share in the second quarter of 1996 and restructuring charges and asset write-downs and Spin-off transaction costs of $56,000,000 ($32,900,000 after tax) or $0.36 per share in the third quarter of 1996.

(2) Included in the fourth quarter of 1996 were credits of approximately $4.6 million ($2.8 million after tax) for pension expense and other postretirement benefits resulting from favorable variances between budgeted and actual expense.

    In addition, the Company recorded a $4 million increase in deferred state income tax assets in the fourth quarter of 1996. The Company's future state income tax rate is approximately 1% higher than that which the Company was subject to as a subsidiary of Former Parent.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has never filed a Current Report on Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure or otherwise.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's Directors and Executive Officers is set forth below and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be held on June 4, 1998 (the "Proxy Statement"), which is incorporated by reference into this Form 10-K. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

              NAME                AGE                             POSITION
              ----                ---                             --------
Malcolm Jozoff..................  58    Chairman of the Board, President and Chief Executive Officer
Patricia I. Bowman..............  46    Senior Vice President -- Research and Development
Daniel J. King..................  45    Senior Vice President -- Product Supply
Scott McHenry...................  46    Senior Vice President -- Sales and Marketing
Jane E. Owens...................  44    Senior Vice President, General Counsel and Secretary
Susan J. Riley..................  39    Senior Vice President and Chief Financial Officer
Mark R. Shook...................  43    Senior Vice President -- International/CMD
Bernhard J. Welle...............  49    Senior Vice President -- Human Resources
Joy A. Amundson(1)(2)...........  42    Director
Herbert M. Baum(3)..............  60    Director
Joe T. Ford(2)..................  60    Director
Thomas L. Gossage(1)(3)(4)......  63    Director
Donald E. Guinn(3)..............  64    Director
Michael T. Riordan(4)...........  46    Director
Dennis C. Stanfill(4)...........  71    Director
Barbara S. Thomas (2)...........  45    Director
A. Thomas Young(1)(2)(4)........  59    Director

---------------
(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Governance Committee.

(4) Member of the Executive Compensation Committee.

     Malcolm Jozoff. Mr. Jozoff has been Chairman of the Board, President and Chief Executive Officer of the Company since the Company's formation in 1996. Prior to joining the Company, Mr. Jozoff served as President and Chief Executive Officer of the Consumer Products Business of Viad Corp, positions to which he was appointed in May 1996. From 1993 to 1995, he was Chairman and Chief Executive Officer of Lenox, Inc., a manufacturer of consumer durables. From 1967 to 1992, Mr. Jozoff was employed by The Procter & Gamble Company, a manufacturer of consumer products where, in 1990, he achieved the positions of President -- Health Care Sector, Corporate Group Vice President and member of the Executive Committee. Mr. Jozoff also is a Director of Columbia Energy Group and ChemTrak Incorporated. In 1993, in connection with a civil proceeding brought by the Securities and Exchange Commission, Mr. Jozoff consented, without admitting or denying the allegations, to the entry of an order enjoining him from violating Section 10(b) of the Exchange Act.

     Patricia I. Bowman. Dr. Bowman has served as Senior Vice President, Research and Development of the Company since April 1997. From 1994 to April 1997, she served as Senior Vice President, Research and Development for North and South America for Reckitt & Colman plc, and from 1989 to 1994 she served as Senior Vice President, Research and Development for L&F Products, a subsidiary of Eastman Kodak Company ("L&F"), until L&F was sold to Reckitt & Colman plc in 1994.

     Daniel J. King. Mr. King has served as Senior Vice President, Product Supply of the Company since September 1996. From the Spin-off to September 1996, Mr. King served as the Company's Senior Vice President, Customer Service. From 1991 until the Spin-off, Mr. King served as Senior Vice President, Customer Service of the Consumer Products Business of the Former Parent.

     Scott McHenry. Mr. McHenry has served as Senior Vice President, Sales and Marketing since joining the Company in October 1996. From 1991 to October 1996, Mr. McHenry served as a Principal of McKinsey & Company, an international management consulting firm ("McKinsey"), which he joined in 1983. While at McKinsey, Mr. McHenry primarily served packaged goods clients and, in 1992, became co-leader of the North American packaged goods practice.

     Jane E. Owens. Ms. Owens has served as Senior Vice President and General Counsel of the Company since May 1997. From 1992 to May 1997, Ms. Owens served as Vice President and General Counsel of The Timberland Company.

     Susan J. Riley. Ms. Riley has served as Senior Vice President and Chief Financial Officer of the Company since September 1997. From 1995 until July 1997, she was Senior Vice President and Chief Financial Officer of Tambrands Inc. ("Tambrands"). She joined Tambrands in 1987 as Manager, International Finance and held various positions in Tambrands' international and domestic operations until she was named Senior Vice President and Chief Financial Officer in 1995.

     Mark R. Shook. Mr. Shook has served as Senior Vice President, International of the Company since September 1996. From the Spin-off until September 1996, he was an Executive Vice President and General Manager, Personal Care, of the Company. From September 1990 to the Spin-off, Mr. Shook was an Executive Vice President of the Consumer Products Business of the Former Parent, serving as General Manager, Food from September 1990 to September 1993; General Manager, Food and International, from September 1993 to April 1994; General Manager, Laundry and International, from April to September 1994; General Manager, Soaps and Detergents, from September 1994 to July 1995; and General Manager, Personal Care from July 1995 to the Spin-off.

     Bernhard J. Welle. Mr. Welle has served as Senior Vice President, Human Resources of the Company since August 1996. From 1987 to August 1996, Mr. Welle served as Vice President, Human Resources of the Consumer Products Business of the Former Parent.

     Joy A. Amundson. Ms. Amundson has been a Director of the Company since 1997, and is Senior Vice President of Abbott Laboratories ("Abbott"), a diversified health care products and services company, and President of Ross Laboratories. She has held a number of management positions since joining Abbott in 1982. Ms. Amundson serves on the Board of the National Committee for Quality Healthcare and is Chairman of the Board of Lutheran General Hospital.

     Herbert M. Baum. Mr. Baum has been a Director of the Company since 1997, and has been Chairman and Chief Executive Officer of Quaker State Corporation, a producer of motor oils and lubricants, since 1993. From 1978 to 1992, Mr. Baum was employed by Campbell Soup Company ("Campbell"). In 1992, he was named President of Campbell -- North and South America. Mr. Baum also is a Director of Meredith Corporation, Whitman Corporation and Midas International, Inc.

     Joe T. Ford. Mr. Ford has been a Director of the Company since 1996, and is Chairman and Chief Executive Officer of ALLTEL Corporation ("ALLTEL"), a telecommunications and information services company. Mr. Ford became Chief Executive Officer of ALLTEL in 1987 and Chairman of the Board in 1991.

     Thomas L. Gossage. Mr. Gossage has been a Director of the Company since 1996. Mr. Gossage retired as Chairman and Chief Executive Officer of Hercules Incorporated, a worldwide producer of chemicals and related products, in January 1997. Mr. Gossage also is a Director of Fluor Corp. and Alliant Techsystems Inc.

     Donald E. Guinn. Mr. Guinn has been a Director of the Company since 1996, and is Chairman Emeritus of Pacific Telesis Group, a telecommunications holding company ("PacTel"). Mr. Guinn served as Chairman and Chief Executive Officer of PacTel from 1984 through his retirement in 1988. He also is a

Director of Pacific Mutual Life Insurance Company and its affiliates, Pacific LifeCorp and Pacific Life Insurance Company, and BankAmerica Corporation and its subsidiary, Bank of America, NT&SA.

     Michael T. Riordan. Mr. Riordan has been a Director of the Company since 1997, and is President and Chief Operating Officer of Fort James Corporation, a paper products manufacturer. Prior to the recent merger of Fort Howard Corporation with James River Corporation, he served as Chairman of the Board, President and Chief Executive Officer of Fort Howard Corporation, a paper products manufacturer, where he had been employed since 1979. Mr. Riordan is a director of Fort James Corporation and American Medical Security Holdings, Inc.

     Dennis C. Stanfill. Mr. Stanfill has been a Director of the Company since 1996, and has been President of the Dennis Stanfill Company, a private investment and venture capital firm since 1993. Prior thereto, he was Senior Advisor at Credit Lyonnais, a global bank; Co-Chairman and Co-Chief Executive Officer of Metro-Goldwyn-Mayer Inc.; Chairman and President of AME, Inc., a video post-production company; and President and a principal stockholder of Stanfill Bowen & Co., Inc., a private investment and venture firm. Mr. Stanfill will retire as a Director of the Company upon the expiration of his term at the 1998 Annual Meeting of Stockholders.

     Barbara S. Thomas. Ms. Thomas has been a Director of the Company since 1997, and is President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Co. Ms. Thomas has over 20 years of experience as a consumer goods marketer and general manager. She was with the Pillsbury Company ("Pillsbury") from 1993 to 1997, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas was Senior Vice President Marketing for Nabisco Brands, Inc. from 1991 to 1993.

     A. Thomas Young. Mr. Young has been a Director of the Company since 1996. Mr. Young served as Executive Vice President of Lockheed Martin Corporation from March 1995 to July 1995. From 1990 to March 1995, he was President and Chief Operating Officer of Martin Marietta Corporation. Mr. Young also is a Director of Potomac Electric Power Co., B.F. Goodrich and Science Applications International Corp.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation matters is incorporated herein by reference to "Executive Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Pension Plans" and "Employment Agreements and Change of Control Arrangements" in the Proxy Statement; provided, however, that the "Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the Proxy Statement are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the Common Stock beneficially owned by each Director of the Company, by all Executive Officers and Directors of the Company as a group and by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock is incorporated herein by reference to "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officers" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last fiscal year, there were no relationships or related transactions that are required to be disclosed herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
(i) Financial Statements.
    (1) Management's Report on Responsibility for Financial
    Reporting...............................................   19
    (2) Independent Auditor's Report........................   20
    (3) Consolidated Financial Statements:
         Consolidated Balance Sheet at January 3, 1998 and
        December 28, 1996...................................   21
         Statements of Consolidated Operations for the years
        ended January 3, 1998,   December 28, 1996 and
        December 30, 1995...................................   22
         Statements of Consolidated Cash Flows for the years
        ended January 3, 1998,   December 28, 1996 and
        December 30, 1995...................................   23
         Statements of Consolidated Stockholders' Equity for
        the years ended   January 3, 1998, December 28, 1996
        and December 30, 1995...............................   24
         Notes to Consolidated Financial Statements.........   25
(ii) Financial Statement Schedules.
     Schedules have been omitted because of the absence of
     conditions under which they are required or because the
     required material information is included in the consolidated financial statements or notes to the consolidated financial statements included herein.

  (B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated November 10, 1997, reporting that in connection with the offering of up to $115,000,000 aggregate offering price of its Common Stock, par value $.01 per share, pursuant to the Registration Statement on Form S-3 (File No. 333-33659), as amended, which Registration Statement was declared effective on October 16, 1997, the Company filed the U.S. Purchase Agreement, dated November 10, 1997, entered into by the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., NationsBanc Montgomery Securities, Inc., PaineWebber Incorporated, Prudential Securities Incorporated and Smith Barney Inc.

     The Company also filed a Current Report on Form 8-K, dated January 27, 1998, reporting that the Company issued a press release relating to its financial results for the fourth quarter of 1997 and the 1997 fiscal year, a copy of which was filed as Exhibit 99.

  (C) EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION                             METHOD OF FILING
-------                  -----------                             ----------------
   3(a)   Restated Certificate of Incorporation of   Incorporated by reference to Exhibit 3(a)
          the Company                                of the Company's Form 10/A (Am. No. 2),
                                                     dated July 26, 1996 (the "Form 10").
   3(b)   Bylaws of the Company*
   4      Form of Rights Agreement between the       Incorporated by reference to Exhibit 4 of
          Company and the Rights Agent               the Form 10.
  10(a)   Director's Indemnification Agreement+      Incorporated by reference to Exhibit
                                                     10(a) of the Company's Form 10-Q, dated
                                                     November 11, 1996 (the "Form 10-Q").
  10(b)   Officer's Indemnification Agreement+       Incorporated by reference to Exhibit
                                                     10(b) of the Form 10-Q.
  10(c)   Supplemental Capital Accumulation Plan     Incorporated by reference to Exhibit
          Agreement+                                 10(c) of the Form 10-Q.

EXHIBIT
NUMBER                   DESCRIPTION                             METHOD OF FILING
-------                  -----------                             ----------------
  10(d)   Supplemental Pension Plan Agreement+       Incorporated by reference to Exhibit
                                                     10(d) of the Form 10-Q.
  10(e)   The Dial Corporation 1996 Stock Incentive  Incorporated by reference to Exhibit
          Plan+                                      10(d) of the Form 10.
  10(f)   Annual Incentive Plan Agreement+           Incorporated by reference to Exhibit
                                                     10(f) of the Company's Form 10-K for the
                                                     fiscal year ended December 28, 1996 (the
                                                     "Form 10-K")
  10(g)   Form of The Dial Corporation Director's    Incorporated by reference to Exhibit
          Charitable Award Program+                  10(f) of the Form 10.
  10(h)   Form of Employment Agreements with         Incorporated by reference to Exhibit
          certain Executive Officers of the          10(h) of the Form 10.
          Company+
  10(i)   Credit Agreement                           Incorporated by reference to Exhibit
                                                     10(j) of the Form 10.
  10(j)   Form of The Dial Corporation Employee      Incorporated by reference to Exhibit
          Equity Trust                               10(k) of the Form 10.
  10(k)   The Dial Corporation Amended and Restated
          Directors Deferred Compensation Plan+*
  10(l)   The Dial Corporation Amended and Restated
          Management Deferred Compensation Plan+*
  10(m)   Restated Employment Agreement, dated
          August 11, 1997, between the Company and
          Malcolm Jozoff+*
  11      Statement Regarding Computation of Per
          Share Earnings*
  21      List of Significant Subsidiaries*
  23      Consent of Deloitte & Touche LLP*
  24      Power of Attorney                          See Signature Page
  27      Financial Data Schedule*

---------------
+ Management contract or compensatory plan or arrangement

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Scottsdale, Arizona, on March 4, 1998.

                                          THE DIAL CORPORATION

                                          By: /s/ MALCOLM JOZOFF
                                            ------------------------------------
                                            Malcolm Jozoff
                                            Chairman of the Board, President
                                            and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS that the persons whose signatures appear below, constitute and appoint Malcolm Jozoff and Susan J. Riley, and each of them, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ MALCOLM JOZOFF                    Chairman of the Board, President  March 4, 1998
-----------------------------------------------------  and Chief Executive Officer
                   Malcolm Jozoff                      (Principal Executive Officer)

                 /s/ SUSAN J. RILEY                    Senior Vice President and Chief   March 4, 1998
-----------------------------------------------------  Financial Officer (Principal
                   Susan J. Riley                      Financial Officer and Principal
                                                       Accounting Officer)

                 /s/ JOY A. AMUNDSON                   Director                          March 4, 1998
-----------------------------------------------------
                   Joy A. Amundson

                 /s/ HERBERT M. BAUM                   Director                          March 4, 1998
-----------------------------------------------------
                   Herbert M. Baum

                   /s/ JOE T. FORD                     Director                          March 4, 1998
-----------------------------------------------------
                     Joe T. Ford

                /s/ THOMAS L. GOSSAGE                  Director                          March 4, 1998
-----------------------------------------------------
                  Thomas L. Gossage

                 /s/ DONALD E. GUINN                   Director                          March 4, 1998
-----------------------------------------------------
                   Donald E. Guinn

               /s/ MICHAEL T. RIORDAN                  Director                          March 4, 1998
-----------------------------------------------------
                 Michael T. Riordan

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ DENNIS C. STANFILL                  Director                          March 4, 1998
-----------------------------------------------------
                 Dennis C. Stanfill

                /s/ BARBARA S. THOMAS                  Director                          March 4, 1998
-----------------------------------------------------
                  Barbara S. Thomas

                 /s/ A. THOMAS YOUNG                   Director                          March 4, 1998
-----------------------------------------------------
                   A. Thomas Young