Form 10-Q
period 1998-04-04
DIAL CORP /NEW/
filed 1998-05-19
CIK 1016179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended April 4, 1998
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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on May 15, 1998 was 102,570,209.

PART  I.    FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                               THE DIAL CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (000 omitted)
                                   (Unaudited)

                                                         April 4,    January 3,
                                                            1998         1998
                                                         ----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . .  $   7,870   $   10,089
  Receivables, less allowance of $7,032 and $6,841. . .     31,856       60,448
  Inventories . . . . . . . . . . . . . . . . . . . . .    129,771      124,058
  Deferred income taxes . . . . . . . . . . . . . . . .     24,815       25,185
  Other current assets. . . . . . . . . . . . . . . . .        738        7,174
                                                         ----------  -----------

     Total current assets . . . . . . . . . . . . . . .    195,050      226,954

Property and equipment, net . . . . . . . . . . . . . .    255,721      260,928
Deferred income taxes . . . . . . . . . . . . . . . . .     64,324       63,567
Intangibles . . . . . . . . . . . . . . . . . . . . . .    328,264      331,482
Other assets. . . . . . . . . . . . . . . . . . . . . .     11,230          921
                                                         ----------  -----------

                                                         $ 854,589   $  883,852
                                                         ==========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable. . . . . . . . . . . . . . . .  $  73,584   $  102,235
  Short-term borrowings . . . . . . . . . . . . . . . .      8,792        8,500
  Income taxes payable. . . . . . . . . . . . . . . . .     25,649       14,581
  Other current liabilities . . . . . . . . . . . . . .     95,130      113,435
                                                         ----------  -----------

     Total current liabilities. . . . . . . . . . . . .    203,155      238,751

Long-term debt. . . . . . . . . . . . . . . . . . . . .     76,269       84,399
Pension and other employee benefits . . . . . . . . . .    231,336      231,634
Other liabilities . . . . . . . . . . . . . . . . . . .      5,637        9,022
     Total liabilities. . . . . . . . . . . . . . . . .    516,397      563,806
                                                         ----------  -----------

Shareholders' Equity
  Common stock, $.01 par value, 300,000,000 shares
  authorized, 102,775,954 and 102,725,481 shares issued      1,028       1,027
  Additional capital. . . . . . . . . . . . . . . . . .    403,662     393,947
  Retained earnings . . . . . . . . . . . . . . . . . .     48,957      33,892
  Unearned employee benefits. . . . . . . . . . . . . .   (109,035)   (107,372)
  Treasury stock, 311,124 and 101,040 shares held . . .     (6,420)     (1,448)
                                                         ----------  -----------
     Total shareholders' equity . . . . . . . . . . . .    338,192      320,046
                                                         ----------  -----------

                                                         $ 854,589   $  883,852
                                                         ==========  ===========


See  Notes  to  Consolidated  Financial  Statements.


                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED OPERATIONS
                      (000 omitted, except per share data)


                                                       (Unaudited)
                                                      Quarter Ended
                                                     ---------------
                                                   April 4,    March 29,
                                                     1998        1997
                                                 ----------- -----------
Net sales . . . . . . . . . . . . . . . . . . .  $   335,022 $   316,242
                                                 ----------- -----------

Costs and expenses:
   Cost of products sold. . . . . . . . . . . .      176,506     169,290
   Selling, general and administrative expenses      117,962     110,295
                                                 ----------- -----------

                                                     294,468     279,585
                                                 ----------- -----------


Operating income. . . . . . . . . . . . . . . .       40,554      36,657

Interest and other expenses . . . . . . . . . .        4,754       7,666
                                                 ----------- -----------


Income before income taxes. . . . . . . . . . .       35,800      28,991
Income taxes. . . . . . . . . . . . . . . . . .       12,889      10,668
                                                 ----------- -----------

NET  INCOME . . . . . . . . . . . . . . . . . .  $    22,911 $    18,323
                                                 =========== ===========

NET INCOME PER SHARE -- BASIC . . . . . . . . .  $     0.23  $     0.20
                                                 =========== ===========

NET INCOME PER SHARE -- DILUTED . . . . . . . .  $     0.23  $     0.20

Weighted average basic shares outstanding . . .       97,898      89,877
     Weighted average equivalent shares . . . .        2,126       2,066
                                                 ----------- -----------
Weighted average diluted shares outstanding . .      100,024      91,943
                                                 =========== ===========





See  Notes  to  Consolidated  Financial  Statements.


                                    THE DIAL CORPORATION
                            STATEMENT OF CONSOLIDATED CASH FLOWS
                                       (000 omitted)
                                        (Unaudited)



                                                            Three Months Ended
                                                            April 4,    March 29,
                                                              1998         1997
                                                           ----------  -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . .   $  22,911   $   18,323
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization. . . . . . . . . . . . .       7,953        7,613
  Deferred income taxes. . . . . . . . . . . . . . . . .        (387)       7,864
  Change in operating assets and liabilities:
   Receivables . . . . . . . . . . . . . . . . . . . . .       3,270       10,736
   Inventories . . . . . . . . . . . . . . . . . . . . .      (7,142)      11,039
   Trade accounts payable. . . . . . . . . . . . . . . .     (28,651)     (26,619)
   Other assets and liabilities, net . . . . . . . . . .      (5,503)      (7,842)
                                                           ----------  -----------

Net cash provided (used) by operating activities . . . .      (7,549)      21,114
                                                           ----------  -----------

CASH FLOWS PROVIDED (USED) BY INVESTING  ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . .      (6,646)      (6,795)
Proceeds from sale of product lines
and other non-operating assets                                10,053
                                                           ----------  -----------
Net cash provided (used) by investing activities . . . .       3,407       (6,795)
                                                           ----------  -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net payments on long-term borrowings . . . . . . . . . . .    (8,130)     (10,833)
Common stock purchased for treasury. . . . . . . . . . . .    (4,501)
Net change in short-term bank loans. . . . . . . . . . . .       292
Dividends paid on common stock . . . . . . . . . . . . . .    (7,846)      (7,220)
Cash proceeds from stock options . . . . . . . . . . . . .     6,408        3,504
Net change in receivables sold . . . . . . . . . . . . . .    15,700       (8,200)
                                                           ----------  -----------
Net cash provided (used) by financing activities . . . . .     1,923      (22,749)
                                                           ----------  -----------
Net (decrease) in cash and cash equivalents. . . . . . . .    (2,219)      (8,430)
Cash and cash equivalents, beginning of year . . . . . . .    10,089       14,102
                                                           ----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . $   7,870   $    5,672
                                                           ==========  ===========


See  Notes  to  Consolidated  Financial  Statements.

				      THE DIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A.    BASIS  OF  PREPARATION

The Consolidated Financial Statements of The Dial Corporation ("the Company") include the accounts for the Company and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in The Dial Corporation Annual Report to Stockholders for the year ended January 3, 1998.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 4, 1998 and the results of operations and its cash flows for the quarters ended April 4, 1998 and March 29, 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

In  March  1997,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This new standard requires dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust (the "Trust") are not considered outstanding for net income per share calculations until the shares are released from the Trust.

At April 4, 1998, there were 102,775,954 shares of common stock issued and 97,935,512 shares outstanding. At April 4, 1998 and March 29, 1997, a total of 4,529,318 and 5,670,818, respectively, of the issued shares were held by the Trust.

At  April  4,  1998  and  March  29,  1997,  a  total  of  311,124  and  65,879, respectively, shares were held in treasury by the Company. The shares held in treasury at April 4, 1998 includes 187,935 shares purchased by the Company as part of a small shareholder selling/repurchasing program initiated during the first quarter of 1998.

NOTE  B.    INVENTORIES

Inventories  consisted  of  the  following:


                             April 4,   January 3,
                               1998        1998
                             ---------  -----------
                                 (000 omitted)

Raw materials and supplies.  $  35,526  $    36,938
Work in process . . . . . .      8,561        9,373
Finished goods. . . . . . .     85,684       77,747
                             ---------  -----------
                             $ 129,771  $   124,058
                             =========  ===========



NOTE  C.    INCOME  TAXES

Reconciliations between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the three months ended
April  4,  1998  and  March  29,  1998  are  as  follows:



                                      April 4,   March 29,
                                        1998        1997
                                      ---------  ----------
Federal statutory rate . . . . . . .      35.0%       35.0%
Nondeductible goodwill amortization.       0.3         0.4
FSC exclusion. . . . . . . . . . . .      (0.4)       (0.7)
State income taxes . . . . . . . . .       4.0         4.0
Other, net (benefit) . . . . . . . .      (2.9)       (1.9)

Effective income tax rate. . . . . .      36.0%       36.8%
                                      =========  ==========



NOTE  D.    NEW  ACCOUNTING  PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that enterprises classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained income and additional capital in the shareholders' equity section of the balance sheet. The Company's annual comprehensive income is not expected to be materially different from its net income. Comprehensive income for the quarters ended April 4, 1998 and March 29, 1997 was $22,881,000 and $18,263,000,
respectively. The difference between net income and comprehensive income consists primarily of increases in the Company's additional minimum pension liability.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON  OF  THE  FIRST  QUARTER  OF  1998  WITH  THE  FIRST  QUARTER OF 1997

Net sales increased $18.8 million, or 6%, to $335.0 million in the first quarter of 1998 from $316.2 million in the first quarter of 1997. The first quarter of 1997 included approximately $23.0 million in sales from brands that were divested in the third quarter of 1997.

Sales of products in the DIAL, PUREX, RENUZIT and ARMOUR franchises accounted for 26%, 30%, 11% and 16% respectively, of the Company's total net sales in the first quarter of 1998 compared to 25%, 29% 11% and 17%, respectively, for the first quarter of 1997. Compared to the first quarter of 1997, Dial sales increased 12%, Purex sales increased 7%, and Renuzit sales increased 3% during the first quarter of 1998. Armour sales were relatively flat during the same period. Net sales in international markets increased approximately $26.0 million, or nearly 200%, to $41.2 million in the first quarter of 1998. International sales, exclusive of the acquisitions in Argentina, increased $5.1 million, or 33%, to $19.6 million in the first quarter of 1998 from $14.7 million in the first quarter of 1997.

Gross  profit  margin  increased  .8% to 47.3% in the first quarter of 1998 from
46.5% in the first quarter of 1997. The increase resulted primarily from increased manufacturing efficiencies, offset in part by the Company's Argentinean operations which have a lower margin than the corporate average.

Selling, general and administrative expenses for the first quarter of 1998 increased $7.7 million, or 7%, to $117.9 million from $110.2 million in the first quarter of 1997. The increase was primarily due to higher trade expense supporting new product launches and detergent merchandising initiatives to support the Dial franchise.

Operating income in the first quarter of 1998 increased $3.9 million, or 10.6%, to $40.6 million from $36.7 million during the first quarter of 1997. The increase was primarily due to increased sales and continued cost reduction programs.

Interest and other expenses decreased $2.9 million, or 38%, to $4.8 million for the first quarter of 1998 compared to $7.7 million in the first quarter of 1997. The decrease resulted primarily from lower debt, down approximately $182.0 million from the first quarter of 1997.

Net income increased $4.6 million, or 25%, to $22.9 million in the first quarter of 1998 from $18.3 million in the first quarter of 1997. The increase was primarily due to increased sales and gross profit margin improvements.

The effective tax rate for the first quarter of 1998 declined slightly to 36% from 36.8% for the first quarter of 1997. The decrease resulted primarily from the benefits associated with Foreign Sales Corporation sales and foreign tax holidays.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company used cash from operations of $7.5 million during the first quarter of 1998 compared to cash generated of $21.1 million for the same period of time in 1997. The decrease was attributable primarily to annual incentive plan payouts and higher inventory levels in support of new product introductions.

Capital expenditures for the first quarter of 1998 were $6.6 million versus $6.8 million for the comparable period in 1997. Capital spending in 1998 is expected to approximate $50.0 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs and address the Year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

The Company received approximately $10.0 million from the disposition of assets during the first quarter of 1998, the majority of which resulted from two sales. The Toss 'n Soft brand and related inventories were sold to Church & Dwight Co, Inc. for approximately $5.3 million. In addition, a non-operating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on either of the transactions.

The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. Accounts receivable sold but not yet collected under this plan at April 4, 1998 and March 29, 1997 were $74.6 million and $66.7 million, respectively. Under the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

The Company is also party to a $350.0 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company had $350.0 million available under the Credit Agreement at April 4, 1998. The Company, from time to time, makes short-term bank borrowings that are supported by the Credit Agreement. As of April 4, 1998, The Company had $75.6 million aggregate principal amount of such short-term borrowings outstanding. The bank borrowings are classified
as  long-term  debt  because  they   are  supported  by  the  long-term   Credit
agreement.

At  April  4,  1998  and  March  29,  1997,  a  total  of  311,124  and  65,879, respectively, shares were held in treasury by The Company. The shares held at April 4, 1998 includes 187,935 shares valued at $4.5 million purchased by the Company as part of a small shareholder selling/repurchasing program initiated during the first quarter of 1998.

In August 1997, the Company moved its corporate headquarters from the Viad Tower to office space in Scottsdale, Arizona. The Company has approximately eight years remaining on the lease for the Viad Tower space, which commits the Company to payments of approximately $2.7 million annually through 2006. The Company is actively marketing the space for sublease.

As of April 4, 1998, The Company had approximately $89.1 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $16.5 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $43.1 million.

In the second or third quarter of 1998, the Company intends to complete a $100.0 million offering of Senior Notes to take advantage of favorable long-term interest rates. The net proceeds of this debt financing will be used for the repayment of indebtness that bears short-term interest rates, general corporate purposes and possible acquisitions.

PART  II.    OTHER  INFORMATION

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)    Exhibits

     11.    Statement  Re:  Computation  of  Per  Share  Earnings.

     27.    Financial  Data  Schedule

     99. Private Securities Litigation Reform Act of 1995 Safe Harbor Coverage Statement for Forward-Looking Statements

    (B) A Current Report on Form 8-K was filed on May 4, 1998, relating to the Company's first quarter financial results.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The  Dial  Corporation
(Registrant)

May  18,  1998


\s\  Susan  J.  Riley
-----------------------------------------------------------------
     Susan  J.  Riley
     Senior  Vice  President  and  Chief  Financial  Officer
     (Chief  Accounting  Officer  and  Authorized  Officer)