Form 10-Q
period 1998-07-04
DIAL CORP /NEW/
filed 1998-08-06
CIK 1016179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                   For the Quarterly Period Ended July 4, 1998
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


The number of shares of Common Stock, $.01 par value, outstanding as the close of business on August 5, 1998 was 103,100,967.

PART  I.    FINANCIAL  INFORMATION
ITEM  1.    FINANCIAL  STATEMENTS

                               THE DIAL CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                  (000 omitted)
                                   (Unaudited)


                                                           July 4,    January 3,
                                                            1998         1998
                                                         ----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . .  $   6,471   $   10,089
  Receivables, less allowance of $7,719 and $6,841. . .     40,894       60,448
  Inventories . . . . . . . . . . . . . . . . . . . . .    128,696      124,058
  Deferred income taxes . . . . . . . . . . . . . . . .     25,015       25,185
  Other current assets. . . . . . . . . . . . . . . . .      3,179        7,174
                                                         ----------  -----------

     Total current assets . . . . . . . . . . . . . . .    204,255      226,954

Property and equipment, net . . . . . . . . . . . . . .    259,165      260,928
Deferred income taxes . . . . . . . . . . . . . . . . .     62,118       63,567
Intangibles, net. . . . . . . . . . . . . . . . . . . .    403,485      331,482
Other assets. . . . . . . . . . . . . . . . . . . . . .     21,009          921
                                                         ----------  -----------

                                                         $ 950,032   $  883,852
                                                         ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable. . . . . . . . . . . . . . . .  $ 101,052   $  102,235
  Short-term borrowings . . . . . . . . . . . . . . . .      8,616        8,500
  Income taxes payable. . . . . . . . . . . . . . . . .     28,132       14,581
  Other current liabilities . . . . . . . . . . . . . .     88,619      113,435
                                                         ----------  -----------

     Total current liabilities. . . . . . . . . . . . .    226,419      238,751

Long-term debt. . . . . . . . . . . . . . . . . . . . .    115,464       84,399
Pension and other benefits  . . . . . . . . . . . . . .    236,471      231,634
Other liabilities . . . . . . . . . . . . . . . . . . .      8,633        9,022
                                                         ----------  -----------
     Total liabilities. . . . . . . . . . . . . . . . .    586,987      563,806
                                                         ----------  -----------

Stockholders' Equity
  Preferred Stock, $.01 par value, 10,000,000 shares
    authorized, no shares issued and outstanding              ---          ---
  Common stock, $.01 par value, 300,000,000 shares
    authorized, 103,287,013 and 102,725,481 shares issued    1,033        1,027
  Additional capital. . . . . . . . . . . . . . . . . .    421,670      393,947
  Retained income . . . . . . . . . . . . . . . . . . .     66,698       33,892
  Unearned employee benefits. . . . . . . . . . . . . .   (119,234)    (107,372)
  Treasury stock, 329,071 and 101,040 shares held . . .     (7,122)      (1,448)
                                                         ----------  -----------
     Total shareholders' equity . . . . . . . . . . . .    363,045      320,046
                                                         ----------  -----------

                                                         $ 950,032   $  883,852
                                                         ==========  ===========


See  Notes  to  Consolidated  Financial  Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED OPERATIONS
                      (000 omitted, except per share data)



                                                      (Unaudited)
                                                     Quarter Ended
                                                 ---------------------
                                                  July  4,   June 28,
                                                     1998       1997
                                                 ----------  ---------
Net sales . . . . . . . . . . . . . . . . . . .  $  366,798  $ 349,268
                                                 ----------  ---------

Costs and expenses:
   Cost of products sold. . . . . . . . . . . .     185,861    183,037
   Selling, general and administrative expenses     136,185    126,174
                                                 -----------  --------

                                                    322,046    309,211
                                                 -----------  --------


Operating income. . . . . . . . . . . . . . . .      44,752     40,057

Interest and other expenses . . . . . . . . . .       4,632      7,133
                                                 -----------  --------


Income before income taxes. . . . . . . . . . .      40,120     32,924
Income taxes. . . . . . . . . . . . . . . . . .      14,513     12,542
                                                 ----------- ---------

NET  INCOME . . . . . . . . . . . . . . . . . .  $   25,607  $  20,382
                                                 =========== =========

NET INCOME PER SHARE -- BASIC . . . . . . . . .  $    0.26   $   0.23
                                                 ==========  =========

NET INCOME PER SHARE -- DILUTED . . . . . . . .  $    0.25   $   0.22
                                                 ==========  =========
Weighted average basic shares outstanding . . .      98,158     90,381
     Weighted average equivalent shares . . . .       2,458      2,244
                                                 ----------  ---------

Weighted average diluted shares outstanding . .     100,616     92,625
                                                 ==========  =========




See  Notes  to  Consolidated  Financial  Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED OPERATIONS
                      (000 omitted, except per share data)


                                                       (Unaudited)
                                                     Six Months Ended
                                                 -------------------------
                                                   July  4,      June 28,
                                                     1998          1997
                                                 -----------   -----------
Net sales                                        $  701,820    $  665,510
                                                 -----------   -----------

Costs  and  expenses:
   Cost of products sold                            362,367      352,327
   Selling, general and administrative expenses     254,147      236,469
                                                 -----------    ----------

                                                    616,514      588,796
                                                 -----------    ----------


Operating income                                     85,306       76,714

Interest and other expenses                           9,386       14,799
                                                 -----------    ----------


Income before income taxes                           75,920       61,915
Income taxes                                         27,402       23,210
                                                 -----------    ----------

NET  INCOME                                      $   48,518     $ 38,705
                                                 ===========    ==========

NET INCOME PER SHARE -- BASIC                    $    0.50      $  0.43
                                                 ===========    ==========

NET INCOME PER SHARE -- DILUTED                  $    0.48      $  0.42
                                                 ===========    ==========

Weighted  average  basic  shares  outstanding       97,908        90,277
     Weighted  average  equivalent  shares           2,384         1,984
                                                 -----------    ----------

Weighted average diluted shares outstanding        100,292        92,261
                                                 ===========    ==========


See  Notes  to  Consolidated  Financial  Statements.


                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (000 omitted)
                                   (Unaudited)


                                                            Six Months Ended
                                                           July  4,   June  28,
                                                             1998       1997
                                                          ----------  ---------
CASH  FLOWS  PROVIDED  BY  OPERATING  ACTIVITIES:
Net  income                                               $  48,518   $  38,705
Adjustments  to  reconcile  net  income  to  net  cash
 provided  by  operating  activities:
  Depreciation  and  amortization                            16,668      15,464
  Deferred  income  taxes                                     1,619       9,003
  Change  in  operating  assets  and  liabilities:
   Receivables                                               (9,601)      2,482
   Inventories                                                1,007      26,542
   Trade  accounts  payable                                 (11,430)    (21,825)
   Other  assets  and  liabilities,  net                    (15,538)     14,498
                                                          -----------  ---------

Net  cash  provided  by  operating  activities               31,243      84,869
                                                          -----------  ---------
CASH  FLOWS  USED  BY  INVESTING    ACTIVITIES:
Capital  expenditures                                       (15,082)    (17,484)
Acquisition  of  business,  net  of  cash  acquired         (83,763)
Proceeds  from  sale  of  assets                             10,053
                                                          -----------  ---------

Net  cash  used  by  investing  activities                  (88,792)    (17,484)
                                                          -----------  ---------

CASH  FLOWS  PROVIDED  (USED)  BY  FINANCING  ACTIVITIES:
Net  change  in  long-term  borrowings                       31,065     (48,820)
Common  stock  purchased  for  treasury                      (5,232)
Net  change  in  short-term  bank  loans                        116
Dividends  paid  on  common  stock                          (15,712)    (14,457)
Cash  proceeds  from  stock  options                         12,594       5,170
Net  change  in  receivables  sold                           31,100     (11,200)
                                                           ----------  ---------

Net  cash  provided  (used)  by  financing  activities       53,931     (69,307)
                                                           ----------  ----------


Net  decrease  in  cash and cash equivalents                 (3,618)     (1,922)
Cash  and  cash  equivalents,  beginning of year             10,089      14,102
                                                            ---------  ---------

CASH  AND  CASH  EQUIVALENTS,  END OF PERIOD                $ 6,471    $ 12,180
                                                            =========  =========


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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of July 4, 1998, the results of operations for the quarters and six months ended July 4, 1998 and June 28, 1997, and the cash flows for the six months ended July 4, 1998 and June 28, 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

At July 4, 1998, there were 103,287,013 shares of common stock issued and 98,462,157 shares outstanding. At July 4, 1998 and June 28, 1997, a total of 4,495,785 and 5,574,321, respectively, of the issued shares were held by the Trust.

At July 4, 1998 and June 28, 1997, a total of 329,071 and 65,879, respectively, shares were held in treasury by the Company. The shares held in treasury at July 4, 1998 include 218,687 shares purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first and second quarters of 1998.

NOTE  B.    ACQUISITION  OF  BUSINESS

On July 1, 1998, the Company acquired The Freeman Cosmetic Corporation ("Freeman"), a California corporation and a leading manufacturer and marketer of natural skin care, hair care, bath and body, and foot care products. The Statement of Consolidated Operations presented for the quarter and six months ended July 4, 1998 does not include the operations of Freeman.

The acquisitions were accounted for as a purchase. The purchase price,including acquisition costs, was allocated to the net tangible and intangible assets acquired based on estimated fair values at the date of acquisition. The difference between the purchase price and the related fair value of net assets acquired represents goodwill, which is being amortized on a straight-line basis over 40 years. The fair value of trademarks and other intangible assets acquired  is  amortized  over  their  estimated  useful  lives.

Assets acquired, liabilities assumed and net cash paid are show in the table below.


                                July 4,
                                 1998
                            -------------
                            (000 omitted)

Accounts receivable, net . .  $ 11,567
Inventories. . . . . . . . .     7,074
Property and equipment, net.     2,063
Intangibles. . . . . . . . .    76,841
Other assets . . . . . . . .       612
Liabilities assumed. . . . .   (14,394)
                              ---------

Net cash paid. . . . . . . .  $ 83,763
                              =========


The Company is still gathering certain information required to complete the allocation of the purchase price of the acquisition of Freeman. Further adjustments may arise as a result of the finalization of the ongoing study.

The following unaudited pro forma combined condensed financial information for the first six months of 1998 and 1997 include the results of operations for the Company and assumes the Freeman acquisition was consummated at the beginning of each period presented, along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact.

The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.




                                              July 4,   June 28,
                                                1998      1997
                                              --------  ---------
                                             (000 omitted, except for
                                                 per share data)

Net sales. . . . . . . . . . . . . . . . . .  $730,948  $ 694,862
Operating income . . . . . . . . . . . . . .    85,888     75,726
Net income . . . . . . . . . . . . . . . . .    48,518     37,735
Earnings per share - diluted . . . . . . . .  $   0.48  $    0.41





NOTE  C.    INVENTORIES

Inventories  consisted  of  the  following:


                              July 4,    January 3,
                                1998        1998
                             ---------- -----------
(000 omitted)

Raw materials and supplies.  $  40,731   $  36,938
Work in process . . . . . .      8,744       9,373
Finished goods. . . . . . .     79,221      77,747
                             ----------  ----------

                             $ 128,696   $ 124,058
                             ==========  ==========



NOTE  D.    INCOME  TAXES

Reconciliation between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the six months ended July 4, 1998 and June 28, 1997 is as follows:



                                      July 4,   June 28,
                                        1998      1997
                                      --------  ---------
Federal statutory rate . . . . . . .    35.0%      35.0%
Nondeductible goodwill amortization.     0.3        0.5
FSC exclusion. . . . . . . . . . . .    (0.5)      (0.6)
State income taxes . . . . . . . . .     4.0        4.0
Other, net (benefit) . . . . . . . .    (2.7)      (1.4)
                                       -------- ---------

Effective income tax rate. . . . . .    36.1%      37.5%
                                       ======== =========






NOTE  E.    NEW  ACCOUNTING  PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that enterprises classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained income and additional capital in the shareholders' equity section of the balance sheet. The Company's annual comprehensive income is not expected to be materially different from its net income. Comprehensive income for the quarters and six months ended July 4, 1998 and June 28, 1997 was $25,497,000 and
$20,377,000  and  $48,422,000  and  $38,675,000,  respectively.   The difference
between net income and comprehensive income consists primarily of increases in the Company's additional minimum pension liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON  OF  THE  SECOND  QUARTER  OF  1998  WITH  THE SECOND QUARTER OF 1997

Net sales increased $17.5 million, or 5%, to $366.8 million in the second quarter of 1998 from $349.3 million in the second quarter of 1997. The second quarter of 1997 included $18.9 million of sales from brands that were divested in the third quarter of 1997. The second quarter of 1998 does not include the operations of The Freeman Cosmetic Corporation ("Freeman") which was acquired by the Company on July 1, 1998.

Sales of products in the DIAL, PUREX, RENUZIT and ARMOUR franchises accounted for 29%, 29%, 11% and 15% respectively, of the Company's total net sales in the second quarter of 1998 compared to 27%, 28% 11% and 17%, respectively, for the second quarter of 1997. Compared to the second quarter of 1997, Dial sales increased 13%, Purex sales increased 7%, and Renuzit sales increased 1% during the second quarter of 1998. During the same period, Armour sales decreased 6%. Net sales in international markets increased approximately $23.2 million, or 125%, to $41.7 million in the second quarter of 1998. International sales, exclusive of the acquisitions in Argentina, increased $2.6 million, or 14%, to $21.1 million in the second quarter of 1998 from $18.5 million in the second quarter of 1997.

Gross profit margin increased 1.7% to 49.3% in the second quarter of 1998 from 47.6%, in the second quarter of 1997. This increase resulted primarily from significant improvement in manufacturing efficiencies and, to a lesser extent, favorable sales mix of higher marginal personal washing products.

Selling, general and administrative expenses for the second quarter of 1998 increased $10.0 million, or 7.9%, to $136.2 million from $126.2 million in the second quarter of 1997. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives, new product launches and Dial franchise advertising.

Operating income in the second quarter of 1998 increased $4.7 million, or 11.7%, to $44.8 million from $40.1 million during the second quarter of 1997. The increase was primarily due to increased sales and gross margin improvements.

Interest and other expenses decreased $2.5 million, or 35.1%, to $4.6 million for the second quarter of 1998 compared to $7.1 million in the second quarter of 1997. The decrease resulted primarily from lower average debt, down $127 million from the second quarter of 1997.

The effective tax rate for the second quarter of 1998 decreased to 36.2% from 38.1% for the second quarter of 1997. The decrease resulted primarily from the benefits associated with Foreign Sales Corporation sales and foreign tax holidays.

Net income increased $5.2 million, or 25.5%, to $25.6 million in the second quarter of 1998 from $20.4 million in the second quarter of 1997. The increase was primarily due to increased sales, gross margin improvements and a lower effective tax rate.

COMPARISON  OF  THE  FIRST  SIX MONTHS OF 1998 WITH THE FIRST SIX MONTHS OF 1997

Net sales increased $36.3 million, or 5.5%, to $701.8 million in the first half of 1998 from $665.5 million in the first half of 1997. The first half of 1997 included $41.4 million of sales from brands that were divested in the third quarter of 1997. The first six months of 1998 does not include the operations of Freeman which was acquired by the Company on July 1, 1998.

Sales of products in the DIAL, PUREX, RENUZIT and ARMOUR franchises accounted for 28%, 29%, 11% and 16% respectively, of the Company's total net sales in the first half of 1998 compared to 26%, 29% 11% and 17%, respectively, for the first half of 1997. Compared to the first half of 1997, Dial sales increased 13%, Purex sales increased 7%, and Renuzit sales increased 2% during the first half of 1998. During the same period Armour sales decreased 3%. Net sales in international markets increased $49.7 million, or 150%, to $82.9 million in the first half of 1998. International sales, exclusive of the acquisitions in Argentina, increased $13.5 million, or 41%, to $46.7 million in the first half of 1998 from $33.2 million in the first half of 1997.

Gross profit margin increased 1.3% to 48.4% in the first half of 1998 from 47.1% in the first half of 1997. This increase resulted primarily from improved manufacturing efficiencies and, to a lesser extent, favorable sales mix of higher margin personal washing products.

Selling, general and administrative expenses for the first half of 1998 increased $17.6 million, or 7.5%, to $254.1 million from $236.5 million in the first half of 1997. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives, new product launches and Dial franchise advertising.

Operating income in the first half of 1998 increased $8.6 million, or 11.2%, to $85.3 million from $76.7 million during the first half of 1997. The increase was primarily due to increased sales and gross margin improvements.

Interest and other expenses decreased $5.4 million, or 36.6%, to $9.4 million for the first half of 1998 compared to $14.8 million in the first half of 1997. The decrease resulted primarily from lower average debt, down $128 million from the first half of 1997.

The effective tax rate for the first half of 1998 decreased to 36.1%, from 37.5% for the first half of 1997. The decrease resulted primarily from the benefits associated with Foreign Sales Corporation sales and foreign tax holidays.

Net income increased $9.8 million, or 25.3%, to $48.5 million in the first half of 1998 from $38.7 million in the first half of 1997. The increase was
primarily  due  to  increased    sales,  gross  margin  improvements and a lower
effective  tax  rate.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated cash from operations of $31.2 million during the first half of 1998 compared to cash generated of $84.9 million for the same period of time in 1997. The decrease of $53.7 million resulted primarily from inventories remaining relatively flat in the first half of 1998 versus the large decline of inventory balances in the first half of 1997, the payment of severance in connection with the closure of a manufacturing facility in Argentina and a reduction in the deferred portion of the income tax provision.

Capital expenditures for the first half of 1998 were $15.1 million versus $17.5 million for the comparable period in 1997. Capital spending in 1998 is expected to approximate $50 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs and address the Year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

On July 1, 1998, the Company acquired Freeman for $83.8 million which was financed through short-term borrowings supported by the Company's long-term Credit Agreement. The Freeman acquisition added approximately $18.6 million to current assets, $14.4 million to current liabilities and approximately $76.8 million to goodwill.

The Company received approximately $10.0 million from the disposition of assets during the first half of 1998, the majority of which resulted from two sales. The Toss 'n Soft brand and related inventories were sold to Church & Dwight Co, Inc. for approximately $5.3 million. In addition, a non-operating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on either of the transactions.

The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. Accounts receivable sold but not yet collected under this plan at July 4, 1998 and June 28, 1997 were $90.0 million and $63.7 million, respectively. Under the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

The Company is also a party to a $350 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company had $350 million available under the Credit Agreement at July 4, 1998. The Company, from time to time, makes short-term bank borrowings that are supported by the Credit Agreement. As of July 4, 1998, The Company had $114.8 million aggregate principal amount of such short-term borrowings outstanding. The increased borrowings resulted primarily from the acquisition of Freeman, which was financed entirely by such short-term borrowings. The bank borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement.

As part of its business strategy, the Company routinely reviews and evaluates the acquisitions of domestic and international companies that market products that are similar to the Company's product offerings. The Company may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

At July 4, 1998 and June 28, 1997, a total of 329,071 and 65,879, respectively, shares were held in treasury by The Company. The shares held at July 4, 1998 include 218,687 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first and second quarters of 1998.

In August 1997, the Company moved its corporate headquarters from the Viad Tower to office space in Scottsdale, Arizona. The Company has approximately eight years remaining on the lease for the Viad Tower space, which commits the Company to payments of approximately $2.7 million annually through 2006. The Company has subleased a portion of the space and is actively marketing the remaining space for sublease.

As of July 4, 1998, the Company had approximately $87.1 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $16.1 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $43.1 million.

In the third quarter of 1998, the Company intends to complete an offering of Senior Notes to take advantage of favorable long-term interest rates. The net proceeds of this debt financing will be used for the repayment of indebtedness that bears short-term interest rates, general corporate purposes and possible acquisitions.

PART  II.    OTHER  INFORMATION

ITEM  2.    CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On July 1, 1998, the Company acquired all of the outstanding capital stock of Freeman. In connection with the acquisition and related employment agreements, the Company issued an aggregate of 21,000 shares of its common stock to Mark S. Freeman and Jill I. Freeman. Exemption from registration for these issuances of common stock is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.

ITEM  5.    OTHER  INFORMATION

The Commission recently adopted amendments to the rules governing stockholder proposals and recommended that registrants disclose the deadlines for receiving stockholder proposals.

As disclosed in the Company's 1998 Proxy Statement, proposals intended to be presented at the 1999 Annual Meeting of Stockholders and included in the Company's 1999 Proxy Statement must be received by the Company no later than December 11, 1998.

In the event a stockholder wishes to nominate a candidate for election as a Director, or wishes to propose any other matter for consideration at the stockholder meeting other than proposals covered by the preceding paragraph, written notice of such stockholder's intent to make such nomination or request such other action must be given to the Secretary of the Company, The Dial Corporation, 15501 North Dial Boulevard, Scottsdale, Arizona 85260-1619, pursuant to certain procedures set out in the Company's Bylaws, a copy of which is available upon request from the Secretary of the Company. These procedures provide, among other things, that such stockholder's written notice of intent must be delivered to the Secretary of the Company not prior to March 6, 1999 and not after March 26, 1999. The Chairman of the Annual Meeting may refuse to acknowledge the nomination of any person or the request for such other action not made in compliance with the foregoing procedures.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

        (A)   Exhibits

              3(b)  Bylaws  of  The  Company

              27.   Financial  Data  Schedule

              99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

              (B) A Current Report on Form 8-K was filed on May 4, 1998, relating to the Company's first quarter financial results. A Current Report on Form 8-K was filed on July 30, 1998, relating to the Company's second quarter financial results.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The  Dial  Corporation
(Registrant)

August 6, 1998


\s\   Susan  J.  Riley
--------------------------------------------------------------
      Susan  J.  Riley
      Senior  Vice  President  and  Chief  Financial  Officer
      (Chief  Accounting  Officer  and  Authorized  Officer)