Form 10-Q
period 1998-10-03
DIAL CORP /NEW/
filed 1998-11-17
CIK 1016179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                 For the Quarterly Period Ended October 3, 1998
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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on November 16, 1998 was 103,211,803.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              THE DIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (000 omitted)

                                                              (Unaudited)
                                                                 October 3,       January 3,
                                                                   1998             1998
                                                               -----------       -----------
                     ASSETS
Current Assets:
  Cash and cash equivalents                                    $     5,235       $    10,089
  Receivables, less allowance of $7,928 and $6,841                  49,987            60,448
  Inventories                                                      172,841           124,058
  Deferred income taxes                                             29,323            25,185
  Other current assets                                               2,696             7,174
                                                               -----------       -----------
     Total current assets                                          260,082           226,954
Property and equipment, net                                        266,727           260,928
Deferred income taxes                                               95,769            63,567
Intangibles, net                                                   532,416           331,482
Other assets                                                        19,857               921
                                                               -----------       -----------
                                                               $ 1,174,851       $   883,852
                                                               ===========       ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                       $   112,949       $   102,235
  Short-term borrowings                                              7,627             8,500
  Income taxes payable                                              34,432            14,581
  Other current liabilities                                         96,670           113,435
                                                               -----------       -----------
     Total current liabilities                                     251,678           238,751
Long-term debt                                                     300,182            84,399
Pension and other benefits                                         235,141           231,634
Other liabilities                                                    7,565             9,022
                                                               -----------       -----------
     Total liabilities                                             794,566           563,806
                                                               -----------       -----------
Stockholders' Equity
  Preferred stock, $.01 par value, 10,000,000 shares                    __                __
    authorized; no shares issued and outstanding
  Common stock, $.01 par value, 300,000,000 shares
    authorized, 103,533,270 and 102,725,481 shares issued            1,035             1,027
  Additional capital                                               400,186           393,947
  Retained income                                                   85,546            33,892
  Unearned employee benefits                                       (94,224)         (107,372)
  Treasury stock, 559,779 and 101,040 shares held                  (12,258)           (1,448)
                                                               -----------       -----------
     Total stockholders' equity                                    380,285           320,046
                                                               -----------       -----------
                                                               $ 1,174,851       $   883,852
                                                               ===========       ===========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED OPERATIONS
                      (000 omitted, except per share data)

                                                           (Unaudited)
                                                           Quarter Ended
                                                    ---------------------------
                                                     October 3,    September 27,
                                                        1998         1997
                                                    -----------    -----------
Net sales                                            $383,909      $334,290
                                                     --------      --------
Costs and expenses:
   Cost of products sold                              195,450       173,723
   Selling, general and administrative expenses       141,315       119,582
                                                     --------      --------
                                                      336,765       293,305
                                                     --------      --------
Operating income                                       47,144        40,985
Interest and other expenses                             5,512         6,392
                                                     --------      --------
Income before income taxes                             41,632        34,593
Income taxes                                           14,904        12,241
                                                     --------      --------
NET  INCOME                                          $ 26,728      $ 22,352
                                                     ========      ========
NET INCOME PER SHARE -- BASIC                        $   0.27      $   0.25
                                                     ========      ========
NET INCOME PER SHARE -- DILUTED                      $   0.27      $   0.24
                                                     ========      ========
Weighted average basic shares outstanding              98,562        90,998
     Weighted average equivalent shares                 1,733         1,874
                                                     --------      --------
Weighted average diluted shares outstanding           100,295        92,872
                                                     ========      ========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED OPERATIONS
                      (000 omitted, except per share data)

                                                             (Unaudited)
                                                          Nine Months Ended
                                                    ------------------------------
                                                     October 3,     September 27,
                                                        1998             1997
                                                    --------------  ------------
Net sales                                            $1,085,730      $  999,800
                                                     ----------      ----------
Costs and expenses:
   Cost of products sold                                557,818         526,050
   Selling, general and administrative expenses         395,463         356,051
                                                     ----------      ----------
                                                        953,281         882,101
                                                     ----------      ----------
Operating income                                        132,449         117,699
Interest and other expenses                              14,897          21,191
                                                     ----------      ----------
Income before income taxes                              117,552          96,508
Income taxes                                             42,306          35,451
                                                     ----------      ----------
NET  INCOME                                          $   75,246      $   61,057
                                                     ==========      ==========
NET INCOME PER SHARE -- BASIC                        $     0.77      $     0.68
                                                     ==========      ==========
NET INCOME PER SHARE -- DILUTED                      $     0.75      $     0.66
                                                     ==========      ==========
Weighted average basic shares outstanding                98,217          90,327
     Weighted average equivalent shares                   2,204           2,164
                                                     ----------      ----------
Weighted average diluted shares outstanding             100,421          92,491
                                                     ==========      ==========


See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (000 omitted)

                                                                 (Unaudited)
                                                             Nine Months Ended
                                                         ---------------------------
                                                          October 3,    September 27,
                                                             1998           1997
                                                         -------------  ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                               $  75,246       $  61,057
Adjustments to reconcile net income to net cash
provided by operating  activities:
  Depreciation and amortization                             25,990          23,107
  Deferred income taxes                                       (102)         13,940
  Change in operating assets and liabilities:
   Receivables                                             (14,139)          2,624
   Inventories                                              (7,877)         23,133
   Trade accounts payable                                   (8,522)        (23,142)
   Other assets and liabilities, net                        (9,085)         19,076
                                                         ---------       ---------
Net cash provided by operating activities                   61,511         119,795
                                                         ---------       ---------
CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures                                       (27,348)        (29,713)
Acquisition of business, net of cash acquired             (270,763)        (25,135)
Proceeds from sale of assets                                10,053          35,080
                                                         ---------       ---------
Net cash used by investing activities                     (288,058)        (19,768)
                                                         ---------       ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes                 192,377
Net change in long-term borrowings                          17,882         (82,913)
Common stock purchased for treasury                        (10,231)
Net change in short-term bank loans                           (873)
Dividends paid on common stock                             (23,592)        (21,710)
Cash proceeds from stock options                            15,030           8,128
Net change in receivables sold                              31,100          (8,800)
                                                         ---------       ---------
Net cash provided (used) by financing activities           221,693        (105,295)
                                                         ---------       ---------
Net decrease in cash and cash equivalents                   (4,854)         (5,268)
Cash and cash equivalents, beginning of year                10,089          14,102
                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   5,235       $   8,834
                                                         =========       =========


See Notes to Consolidated Financial Statements.

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of October 3, 1998, the results of operations for the quarters and nine months ended October 3, 1998 and September 27, 1997, and the cash flows for the nine months ended October 3, 1998 and September 27, 1997 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. This new standard requires dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust (the "Trust") are not considered outstanding for net income per share calculations until the shares are released from the Trust.

At October 3, 1998, there were 103,533,270 shares of common stock issued and 98,477,706 shares outstanding. At October 3, 1998 and September 27, 1997, a total of 4,495,785 and 5,191,425, respectively, of the issued shares were held by the Trust.

At October 3, 1998 and September 27, 1997, a total of 559,779 and 91,011, respectively, shares were held in treasury by the Company. The shares held in treasury at October 3, 1998 include 218,668 shares purchased by the Company as part of a small shareholder selling/repurchasing program initiated during the first quarter of 1998 and 222,515 shares purchased by the Company as a result of a stock repurchase program initiated during the third quarter of 1998.

NOTE B.  ACQUISITION OF BUSINESS

On July 1, 1998, the Company acquired The Freeman Cosmetic Corporation ("Freeman"), a California corporation, a manufacturer and marketer of natural skin care, hair care, bath and body, and foot care products. The Statement of Consolidated Operations presented for the quarter and nine months ended October 3, 1998 includes the operations of Freeman for the third quarter ended October 3, 1998.

Assets acquired, liabilities assumed and net cash paid for Freeman are shown in the table below.

                                        (000 omitted)
                                       ---------------
Accounts receivable, net                  $  7,651
Inventories                                  6,875
Property and equipment, net                  2,062
Intangibles                                 83,661
Other assets                                   320
Liabilities assumed                        (16,806)
                                          --------
Net cash paid                             $ 83,763
                                          ========


On September 14, 1998, the Company acquired Sarah Michaels, Inc. ("Sarah Michaels"), a manufacturer and marketer of specialty bath and body care products. The operating results of Sarah Michaels for the period from September 14, 1998 to October 3, 1998 are not material and have not been included in the Statement of Consolidated Operations presented for the quarter and nine months ended October 3, 1998.

Assets acquired, liabilities assumed and net cash paid for Sarah Michaels are shown in the table below.

                                        (000 omitted)
                                        ---------------
Accounts receivable, net                  $   8,470
Inventories                                  37,460
Property and equipment, net                   2,567
Deferred income taxes                        30,776
Intangibles                                 119,991
Other assets                                     71
Liabilities assumed                         (12,335)
                                          ---------
Net cash paid                             $ 187,000
                                          =========


These acquisitions were accounted for as purchases. The purchase price for each acquisition, including acquisition costs, was allocated to the net tangible and intangible assets acquired based on estimated fair values at the date of acquisition. The difference between the purchase price and the related fair value of net assets acquired represents goodwill, which is being amortized on a straight-line basis over periods not exceeding 40 years. The fair value of trademarks and other intangible assets acquired is amortized over their estimated useful lives.

The Company continues to analyze certain information required to complete the allocation of the purchase price of the acquisitions of Freeman and Sarah Michaels and adjustments to the allocations have been made from time to time based upon this analysis. Further adjustments may be made as a result of the Company's ongoing analysis.

The following unaudited pro forma combined condensed financial information for the first nine months of 1998 and 1997 includes the results of operations for the Company and assumes the Freeman and Sarah Michaels acquisitions were consummated at the beginning of each period presented, along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The unaudited proforma combined condensed financial information does not give any effect to any potential cost savings which may arise from the consolidation of the Freeman and Sarah Michaels acquisitions with the Company.

The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

                                                 Nine Months Ended
                                         --------------------------------------
                                            October 3,            September 27,
                                               1998                    1997
                                         ---------------         --------------
                                         (000 omitted, except per share data)
Net sales                                  $1,141,499               $1,076,524
Operating income                              130,922                  119,018
Net income                                     67,137                   53,943
Earnings per share - diluted               $     0.67               $     0.58


On September 24, 1997 the Company acquired Nuevo Federal, a leading manufacturer and marketer of personal care and household products in Argentina, for a purchase price of approximately $35 million. Of this amount, $25.1 million was paid in cash with the remainder of the purchase price comprised of future payments contingent on the completion of certain transactions. The Statement of Consolidated Operations presented for the quarter and nine months ended September 27, 1997 does not include the operations of Nuevo Federal.

Net cash paid, assets acquired and debt and other liabilities assumed are shown in the table below.

                                           Sept. 27,
                                              1997
                                       ---------------
                                        (000 omitted)
Accounts receivables, net                 $ 22,773
Inventories                                  9,085
Property and equipment, net                 21,107
Intangibles                                 22,194
Other assets                                 1,332
Liabilities assumed                        (51,356)
                                          --------
Net cash paid                             $ 25,135
                                          ========


NOTE C.  INVENTORIES

Inventories consisted of the following:

                                           October 3,          January 3,
                                             1998                 1998
                                          -----------           ----------
                                                   (000 omitted)
Raw materials and supplies               $ 39,141               $ 36,938
Work in process                             9,303                  9,373
Finished goods                            124,397                 77,747
                                         --------               --------
                                         $172,841               $124,058
                                         ========               ========




NOTE D.  DEBT

At October 3, 1998 and January 3, 1998, the Company classified as long-term debt $100.2 million and $84.1 million, respectively, of short term borrowings supported by the Company's long-term, revolving credit agreement.

On September 23, 1998, the Company issued $200,000,000 of 6-1/2% Senior Notes due 2008. The Indenture governing these Senior Notes imposes restrictions on the Company with respect to, among other things, its ability to redeem the Senior Notes, place liens on certain properties and to enter into certain sale and leaseback transactions.

NOTE E.  INCOME TAXES

Reconciliation between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the nine months ended October 3, 1998 and September 27, 1997 is as follows:


                                                  October 3,          September 27,
                                                     1998                1997
                                                  ----------          -------------
Federal statutory rate                              35.0%                35.0%
Nondeductible goodwill amortization                  0.2                  0.3
FSC exclusion                                       (0.6)                (0.5)
State income taxes                                   3.7                  3.9
Other, net                                          (2.3)                (2.0)
                                                    ----                 ----
Effective income tax rate                           36.0%                36.7%
                                                    ====                 ====

NOTE F.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that enterprises classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained income and additional capital in the shareholders' equity section of the balance sheet. The Company's annual comprehensive income is not expected to be materially different from its net income. Comprehensive income for the quarters and nine months ended October 3, 1998 and September 27, 1997 was $26,387,000 and $22,253,000 and $74,777,000 and $60,603,000, respectively. The difference between net income and comprehensive income consists primarily of increases in the Company's additional minimum pension liability and cumulative translation adjustments.

NOTE G.  NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for the Company's 1998 annual report. The Company currently is evaluating the impact of implementing the provisions of SFAS 131.

NOTE H.  DISPOSITION OF ASSETS

In the third quarter of 1997, the Company sold to Church & Dwight Co., Inc. for approximately $30 million the following brands and related inventories: Brillo soap pads and related products, Parsons ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio plant, where Brillo is manufactured, was also part of the sale. In addition, the Company sold its Bruce floor care product trademark and its Magic Sizing/Starch brand and related inventories to other third parties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF 1998 WITH THE THIRD QUARTER OF 1997

Net sales increased $49.6 million, or 14.8%, to $383.9 million in the third quarter of 1998 from $334.3 million in the third quarter of 1997. The third quarter of 1997 included $10.3 million of sales from brands that were divested in the third quarter of 1997. The third quarter of 1998 includes the operations of The Freeman Cosmetic Corporation ("Freeman") which was acquired by the Company on July 1, 1998. The operating results of Sarah Michaels Inc. ("Sarah Michaels") from September 14, 1998, the date on which the Company acquired Sarah Michaels, to October 3, 1998 are not material and are not included in the results of operations for the third quarter.

Sales of products in the DIAL(R), PUREX(R), RENUZIT(R) and Armour(R) franchises accounted for 26%, 27%, 12% and 16%, respectively, of the Company's total net sales in the third quarter of 1998 compared to 26%, 29%, 12% and 19%, respectively, for the third quarter of 1997. Compared to the third quarter of 1997, Dial sales increased 15%, Purex sales increased 7%, and Renuzit sales increased 22% during the third quarter of 1998. The increase in Renuzit sales resulted primarily from increased sales of air fresheners and candles. During the same period Armour sales remained relatively flat. Net sales in international markets increased approximately $20.1 million, or 102%, to $39.9 million in the third quarter of 1998 primarily as a result of the inclusion of sales from the Company's acquisitions in Argentina. International sales, exclusive of the acquisitions in Argentina, increased approximately $1.0 million, or 4%, to $20.6 million in the third quarter of 1998 from $19.8 million in the third quarter of 1997.

Gross profit margin increased 1.1% to 49.1% in the third quarter of 1998 from 48.0% in the third quarter of 1997. The increase resulted primarily from significantly improved manufacturing efficiencies and, to a lesser extent, favorable sales mix of higher margin personal washing products.

Selling, general and administrative expenses for the third quarter of 1998 increased $21.7 million, or 18.1%, to $141.3 million from $119.6 million in the third quarter of 1997. The increase was primarily due to higher marketing expense to support business-merchandising initiatives, new product launches and Dial brand advertising.

Operating income in the third quarter of 1998 increased $6.1 million, or 14.9%, to $47.1 million from $41.0 million during the third quarter of 1997. The increase was primarily due to increased sales and gross margin improvements.

Interest and other expense decreased $900,000, or 14.1%, to $5.5 million for the third quarter of 1998 compared to $6.4 million in the third quarter of 1997 primarily as a result of lower interest rates.

The Company's consolidated effective income tax rate for the third quarter of 1998 increased to approximately 35.8%, from 35.4% for the third quarter of 1997.

Net income increased $4.3 million, or 19.2%, to $26.7 million in the third quarter of 1998 from $22.4 million in the third quarter of 1997. The increase was primarily due to increased sales and gross margin improvements.

COMPARISON OF THE FIRST NINE MONTHS OF 1998 WITH THE FIRST NINE MONTHS OF 1997

Net sales increased $85.9 million, or 8.5%, to $1,085.7 million in the first nine months of 1998 from $999.8 million in the first nine months of 1997. The first nine months of 1997 included $51.7 million of sales from brands that were divested in the third quarter of 1997. The first nine months of 1998 includes only three months of Freeman which was acquired on July 1, 1998, but does not include the operations of Sarah Michaels which was acquired on September 14, 1998.

Sales of products in the DIAL(R), PUREX(R), RENUZIT(R) and Armour(R) franchises accounted for 27%, 28%, 11% and 16%, respectively, of the Company's total net sales in the first nine months of 1998 compared to 26%, 29%, 11% and 18%, respectively, for the first nine months of 1997. Compared to the first nine months of 1997, Dial sales increased 13%, Purex sales increased 7%, and Renuzit sales increased 9% during the first nine months of 1998. During the same period Armour sales decreased 2%. Net sales in international markets increased $69.8 million, or 132%, to $122.8 million in the first nine months of 1998 primarily as a result of the inclusion of sales from the Company's acquisitions in Argentina. International sales, exclusive of the acquisitions in Argentina, increased $8.4 million, or 15.8%, to $61.4 million in the first nine months of 1998 from $53.0 million in the first nine months of 1997.

Gross profit margin increased 1.2% to 48.6% in the first nine months of 1998 from 47.4% in the first nine months of 1997. The increase resulted primarily from improved manufacturing efficiencies and, to a lesser extent, favorable sales mix of higher margin personal washing products.

Selling, general and administrative expenses for the nine months of 1998 increased $39.4 million, or 11.1%, to $395.5 million from $356.1 million in the first nine months of 1997. The increase was primarily due to higher marketing expense to support business-merchandising initiatives, new product launches and Dial brand advertising.

Operating income in the first nine months of 1998 increased $14.7 million, or 12.5%, to $132.4 million from $117.7 million during the first nine months of 1997. The increase was primarily due to increased sales and gross margin improvements.

Interest and other expense decreased $6.3 million, or 29.7%, to $14.9 million for the first nine months of 1998 compared to $21.2 million in the first nine months of 1997. The increase was primarily the result of lower average borrowings outstanding during the period, down $97 million from the first nine months of 1997.

The Company's consolidated effective income tax rate for the first nine months of 1998 decreased to 36.0%, from 36.7% for the first nine months of 1997. The decrease resulted primarily from the benefits associated with Foreign Sales Corporation sales and foreign tax holidays.

Net income increased $14.1 million, or 23.1%, to $75.2 million in the first nine months of 1998 from $61.1 million in the first nine months of 1997. The increase was primarily due to increased sales and gross margin improvements.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $61.5 million during the first nine months of 1998 compared to cash generated of $119.8 million for the same period in 1997. The decrease of $56.8 million resulted primarily from an increase in inventories and receivables in support of the growth in the Company's business during the first nine months of 1998 versus a decline of inventories and receivables and the utilization of deferred tax benefits in the first nine months of 1997.

Capital expenditures for the first nine months of 1998 were $27.3 million versus $29.7 million for the comparable period in 1997. Capital spending in 1998 is expected to approximate $45 million and will be concentrated primarily on equipment and information systems that are expected to reduce manufacturing, logistic and administrative costs and brings the Company into compliance with the year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

On July 1, 1998, the Company acquired Freeman for $83.8 million, which was financed through short-term borrowings supported by the Company's long-term credit agreement. The Freeman acquisition added approximately $14.5 million to current assets, $16.8 million to current liabilities and $83.7 million to goodwill.

On September 14, 1998, the Company acquired Sarah Michaels for $187 million, which was financed through short-term borrowings supported by the Company's long-term credit agreement. The Sarah Michaels acquisition added approximately $45.9 million to current assets, $12.3 million to current liabilities and $120.0 million to goodwill.

On September 23, 1998, the Company completed a $200 million public offering of 6-1/2% Senior Notes due 2008. The proceeds of the debt financing were used to repay outstanding bank borrowings used for the acquisitions of Freeman and Sarah Michaels. The Indenture governing these Senior Notes imposes restrictions on the Company with respect to, among other things, its ability redeem the Senior Notes, to place liens on certain properties and to enter into certain sale and leaseback transactions.

The Company received approximately $10.0 million from the disposition of assets during the first nine months of 1998, the majority of which resulted from two sales. The Toss 'n Soft brand and related inventories were sold to Church & Dwight Co, Inc. for approximately $5.3 million. In addition, a non-operating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on either of the transactions.

The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. Accounts receivable sold but not yet collected under this plan at October 3, 1998 and September 27, 1997 were $90.0 million and $66.1 million, respectively. Under the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

The Company is also party to a $350 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company had $350 million available under the Credit Agreement at October 3, 1998. The Company, from time to time, makes short-term bank borrowings that are supported by the Credit Agreement. As of October 3, 1998, the Company had $101.6 million aggregate principal amount of such short-term borrowings outstanding. The bank borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement.

As part of its business strategy, the Company routinely reviews and evaluates the acquisition of domestic and international companies that market products that are similar to the Company's product offerings. The Company may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

At October 3, 1998 and September 27, 1997, a total of 559,779 and 91,011, respectively, shares were held in treasury by the Company. The shares held at October 3, 1998 include 218,668 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program initiated during the first quarter of 1998 and 222,515 shares valued at $5.0 million as part of the Company's stock repurchase program initiated during the third quarter of 1998. The Company is authorized to repurchase up to $75 million of its common shares.

In August 1997, the Company moved its corporate headquarters from the Viad Tower to office space in Scottsdale, Arizona. The Company has approximately eight years remaining on the lease for the Viad Tower space, which commits the Company to payments of approximately $2.7 million annually through 2006. The Company has subleased a portion of this space and is actively marketing the remaining space for sublease.

As of October 3, 1998, The Company had approximately $125.1 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $23.1 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $43.1 million.

YEAR 2000 COMPLIANCE

Overview

Many existing computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions related to the year 2000 and beyond, such as sales, distribution, manufacturing, purchasing, inventory control, trade promotion management, planning and replenishment, facilities and financial systems may be materially adversely affected unless computer systems and embedded microchips in manufacturing equipment are or become year 2000 compliant. In addition, certain of the Company's business activities may be materially adversely affected if critical business partners, including customers, vendors, suppliers, brokers and others, experience disruptions in service as a result of year 2000 problems.

The Company currently believes that the year 2000 issue will not pose significant operational problems for the Company. However, if all year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to year 2000 problems that are identified, there can be no assurance that the year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, suppliers, brokers or others. Additionally, there can be no assurance that the year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company continues to implement changes that it believes are necessary to assure accurate date recognition and data processing with respect to the year 2000. Activities have been organized into four specific areas: information systems applications, information technology infrastructure, embedded systems and business partners.

Information Systems Applications

The Company's year 2000 efforts include identifying information systems applications (e.g. payroll, order entry, etc.) requiring remediation, assessing what is required to remediate those applications, remediating them to be ready for the year 2000 by either modifying or replacing them and testing them for year 2000 readiness. The Company has completed the identification and assessment of the application systems that it believes are critical to maintaining operations. These systems are in the process of being replaced or upgraded to year 2000 compliant versions. The Company currently believes that these efforts will be completed by mid-1999. The various projects that are underway currently are ahead of or are meeting their respective milestone dates for completion.

Information Technology Infrastructure

The Company is also following the same approach as described above for its information technology infrastructure. This includes the computer and communications hardware and related operating system software on which the information systems applications are operated. This equipment is in the process of being replaced or upgraded to year 2000 compliant versions. The Company believes that these efforts will be completed by mid-1999. The various projects that are underway currently are ahead of or are meeting their respective milestone dates for completion.

Embedded Systems

The Company is also following the same approach as described above for its embedded systems. These embedded systems include, among other things, manufacturing equipment with embedded microchips that may fail as a result of year 2000 date problems. The Company has identified and completed an assessment of the embedded systems it believes are critical, and currently believes that such systems will be remediated and tested by mid-1999.

Business Partners

The Company is communicating with its critical business partners (customers, vendors, suppliers, brokers, etc.) to assess their readiness and to consider the potential impact on the Company if these business partners experience significant year 2000 problems. The Company has identified those entities that it believes are critical to its operations, and is assessing and attempting to mitigate its risks with respect to the failure of these entities to be year 2000 compliant by developing a contingency plan. The Company has and currently is assessing its risk in this area. The Company currently plans to complete its work in this area by April 1999 and also plans to continue monitoring certain business partners after that date for year 2000 issues.

Contingency Plan

A contingency plan is in the process of being developed for dealing with the most reasonably likely worst case scenario, and the Company believes that its contingency plan will be finalized by mid-1999. The Company currently believes that the most reasonably likely worst case scenario for the Company involves the failure to timely complete the replacement or upgrade of critical information systems applications combined with the failure of embedded microchip technology at the Company's manufacturing facilities and the failure of critical business partners to be year 2000 compliant. The Company currently believes that the most reasonably likely worst case scenario would result in increased costs due to remediation efforts and additional staffing to support business activities, as well as difficulties in procuring raw materials and meeting customer demand for the Company's products, all of which could have a material adverse effect on the Company and its results of operations.

Costs

The Company is using both internal and external resources to meet the timetable established for completion of its year 2000 efforts. The Company currently expects to incur costs of approximately $1.3 million in 1998 and $2.0 million in 1999. In addition, the Company is expected to incur $10.8 million in 1998 and $14.0 million in 1999 in capital for the upgrade of its information technology systems. These expenditures will address year 2000 compliance and are expected to provide the Company with improved efficiencies and cost savings.

The costs of the Company's year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such idemnification arrangements will cover all the Company's liabilities and costs related to claims by third parties related to the year 2000 issue.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

         27.    Financial Data Schedule.

         99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

      (B) Current Reports on Form 8-K were filed on (i) July 30, 1998 relating to the Company's second quarter results, (ii) August 13, 1998 relating to the Company's $75 million stock repurchase program, (iii) September 21, 1998 relating to the Company's acquisition of Sarah Michaels, and
          (iv) October 27, 1998 relating to the Company's third quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Dial Corporation
(Registrant)

November 17, 1998



\s\  Susan J. Riley
----------------------------------------------------
   Senior Vice President and Chief Financial Officer
   (Chief Accounting Officer and Authorized Officer)

                                 EXHIBIT INDEX

         Exhibits

         27.    Financial Data Schedule.

         99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.