Form 10-K
period 1998-12-31
DIAL CORP /NEW/
filed 1999-03-30
CIK 1016179

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 1-11793

                              THE DIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      51-0374887
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          15501 NORTH DIAL BOULEVARD                             85260-1619
             SCOTTSDALE, ARIZONA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 754-3425

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

     Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 1999, 102,683,910 shares of the Company's Common Stock, $.01 par value, were outstanding and the aggregate market value of the Common Stock (based on its closing price per share on such date) held by non affiliates was approximately $3.4 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held on June 3, 1999, have been incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    1
Item 2   Properties..................................................    8
Item 3   Legal Proceedings...........................................    8
Item 4   Submission of Matters to a Vote of Security Holders.........    8
                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    9
Item 6   Selected Financial and Other Data...........................    9
Item 7   Management's Discussion and Analysis of Results of
         Operations
         and Financial Condition.....................................   11
Item 7A  Quantitative and Qualitative Disclosure About Market Risk...   20
Item 8   Financial Statements and Supplementary Data.................   21
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures...................................   44
                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   45
Item 11  Executive Compensation......................................   47
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   47
Item 13  Certain Relationships and Related Transactions..............   47
                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   48

                                     PART I

     Prior to August 15, 1996, the business of the Company was operated as the consumer products business (the "Consumer Products Business") of Viad Corp (then known as The Dial Corp) ("Former Parent"). On August 15, 1996, Former Parent distributed to its stockholders all of the Company's then outstanding common stock (the "Spin-off") causing the Company to become a separate publicly traded company. Unless otherwise indicated, (i) all references in this Annual Report on Form 10-K to the "Company" or "Dial" for periods prior to the Spin-off refer to the Consumer Products Business of Former Parent and for periods following the Spin-off refer to the Company and its consolidated subsidiaries, (ii) all financial information contained in this Form 10-K has been prepared as if the Company had always been a separate operating company, (iii) the industry data contained herein are derived from publicly available industry trade journals and reports, including, with respect to market rank and market share, reports published by Information Resources, Inc., and other publicly available sources which the Company has not independently verified but which the Company believes to be reliable, and (iv) references to years and periods are to fiscal years and periods and, with respect to comparative industry data, years are to calendar years. Unless otherwise noted, all market share data as of any particular date are as of the 52 weeks then ended and are based upon sales in the U.S. market, which with respect to soap products are measured by ounces sold, with respect to detergent products are measured by standard cases sold and with respect to air fresheners and canned meats are measured by units sold.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words "anticipates," "intends," "plans," "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, including, but not limited to, the Company's potential product introductions, capital spending plans, and year 2000 remediation efforts, are based upon management's beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, certain of which are beyond the Company's control. The Company's actual results could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Factors that could cause actual results to differ include, but are not limited to, those factors identified in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Factors That May Affect Future Results and Financial Condition" in this Form 10-K.

ITEM 1.  BUSINESS

GENERAL

     Dial is a consumer products company with net sales of $1.5 billion and operating income of $184 million in 1998. The Company markets its products primarily under such well-known household brand names as DIAL(R) soaps, PUREX(R) detergents, RENUZIT(R) air fresheners and ARMOUR(R) canned meats. Dial believes that its brand equities have contributed to its products achieving leading market positions.

     For organizational, marketing and financial reporting purposes, the Company has organized its business into three segments: (i) Domestic Branded, (ii) International and (iii) Commercial Markets and Other.

DOMESTIC BRANDED

     The Company's Domestic Branded business segment is comprised of five franchises: Dial, Purex, Renuzit, Armour and Specialty Personal Care (FREEMAN(R), SARAH MICHAELS(R) and NATURE'S ACCENTS(R) ). Within its Domestic Branded business segment, the Company has chosen to focus its marketing and product development efforts on the Dial, Purex, Renuzit, Armour, Freeman, Sarah Michaels and Nature's Accents brands. The Company's Domestic Branded business segment accounted for 85%, 84% and 79% of the Company's net sales in 1998, 1997 and 1996, respectively. A discussion of the Company's Domestic Branded franchises follows.

  DIAL

     The Company's Dial franchise includes Dial and LIQUID DIAL(R) soaps and body washes, as well as TONE(R), PURE & NATURAL(R) and BORAXO(R) soaps and BRECK(R) hair care products. Net sales for the Dial franchise for each of the years 1998, 1997 and 1996 were 30% of the Domestic Branded business segment. At December 31, 1998, the Company's Dial and other soap products commanded an approximate 18% market share, measured in ounces sold, in the $2.1 billion soap category (as measured by Information Resources, Inc.). This strong market share position is largely driven by the Company's Dial branded soap products. During the past 10 years, the market share of Dial branded products has increased from 12% in 1987 to 16% as of December 31, 1998. In 1998, the Company introduced Dial Antibacterial Hand Sanitizer, an alcohol-based gel that eliminates more than 99% of germs when applied. As of December 31, 1998, based on ounces sold, Dial was America's leading bar soap overall, the leading antibacterial bar soap, the second leading liquid soap overall and the second leading antibacterial liquid soap.

  PUREX

     The Company's Purex franchise includes Purex detergents, bleach and fabric softeners, as well as TREND(R) and DUTCH(R) detergents, BORATEEM(R) bleach, VANO(R) and STA-FLO(R) starches, 20 MULE TEAM(R) borax, FELS NAPTHA(R) laundry soap and LA FRANCE(R) brightener. Net sales for the Purex franchise for 1998, 1997 and 1996 were 32%, 34% and 36%, respectively, of the Domestic Branded business segment. As of December 31, 1998, Purex held the number two market share position, measured by units sold, in the $4.5 billion domestic laundry detergent market (as measured by Information Resources, Inc.). From 1986 to 1998, the Company has increased Purex annual sales from $160 million to $417 million. In 1998, the Company launched PUREX MOUNTAIN BREEZE(TM), the first value-priced detergent to offer a full line fragrance alternative in both dry and liquid forms.

  RENUZIT

     The products in the Company's Renuzit franchise consist of a variety of air fresheners, candles and accessories that all bear the Renuzit name. The Company established its market presence in the air freshener category with the acquisition of Renuzit in 1993. Since then, Renuzit sales have grown at a compounded annual rate of 15%. Net sales for the Renuzit franchise for 1998, 1997 and 1996 were 14%, 14% and 13%, respectively, of the Domestic Branded business segment. As of December 31, 1998, Renuzit was the second leading brand in the $950 million domestic air freshener market (as measured by Information Resources, Inc.).

  ARMOUR

     The Company's Armour franchise includes Armour and ARMOUR STAR(R) canned meats, chili, hashes and meat spreads and CREAM(R) corn starch. The Company's Armour branded products are concentrated in the profitable canned meat market segment. Net sales for the Armour franchise for 1998, 1997 and 1996 were 18%, 21% and 20%, respectively, of the Domestic Branded business segment. As of December 31, 1998, Armour was the number two national brand of canned meats and was the market leader in the growing Vienna sausage segment, with a 48% market share in that segment (as measured by Information Resources, Inc.).

  SPECIALTY PERSONAL CARE

     The Specialty Personal Care franchise includes a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels and Nature's Accents brand names. The Company acquired The Freeman Cosmetic Corporation ("Freeman"), a leading manufacturer and marketer of skin, hair, bath, body and foot care products utilizing natural ingredients, all sold under the Freeman brand name, on July 1, 1998. The Company acquired Sarah Michaels, Inc. ("Sarah Michaels"), a leading marketer of premium specialty bath and body products, including body washes, body mists, luxury soaps, hand and body lotions, loofahs, sponges and brushes, which are distributed under the Sarah Michaels brand name, on September 14, 1998. These two acquisitions were combined with the Company's Nature's Accents line of translucent soaps and specialty care products, and the Company's subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, to create the Specialty Personal Care franchise. Net sales for the Specialty Personal Care franchise for 1998, 1997 and 1996 were 6%, 1% and 1%, respectively, of the Domestic Branded business segment.

INTERNATIONAL

     The Company distributes products in more than 40 countries. The Company has focused its international efforts principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean. During 1998, 1997 and 1996 approximately 89%, 84% and 60%, respectively, of international sales came from these markets. The Company's International business segment accounted for 11%, 6% and 4% of the Company's net sales in 1998, 1997 and 1996, respectively.

     In the third quarter of 1997, the Company acquired Nuevo Federal S.A., a manufacturer and marketer of personal care and household products in Argentina ("Nuevo Federal") and in the fourth quarter of 1997, acquired three personal care soap brands and two laundry bar brands from The Procter & Gamble Company's Argentinean subsidiary. With these acquisitions, the Company entered what it believes is one of Latin America's largest consumer markets by establishing a position in Mercosur, a regional trading bloc with more than 230 million consumers in Argentina and neighboring countries, including Brazil, Paraguay, Uruguay and Chile.

     As of December 31, 1998, Nuevo Federal held the number two position in laundry detergents with the ZORRO(R), ENZIMAX(R) and LIMZUL(R) brands, the number two position in laundry bars with the GRAN FEDERAL(R) and GRAN LLAURO(R) brands, the number three position in dish detergents with the CRISTAL(R) and Zorro brands and the number four position in bar soaps with the LIMOL(R), CAMPOS VERDES(R) and GELATTI(R) brands, in each case in the respective Argentinean consumer products market (as measured by Information Resources, Inc.).

     In Canada, Purex Liquid is the number one liquid laundry detergent overall and the number one liquid laundry detergent in mass merchandisers, the country's fastest growing retail channel. Liquid Dial is the number three antibacterial liquid soap in Canada. In Mexico, where revenues have more than tripled since the business was acquired in 1991, Liquid Dial is the number one liquid soap with 85% of this category. Breck haircare products enjoy strong brand recognition in Mexico, with Breck hairspray having 12% of the hairspray category. In Puerto Rico, Purex Liquid is a strong second in the liquid laundry detergent category with 14% of the category.

COMMERCIAL MARKETS AND OTHER

     The Company's Commercial Markets business sells the Company's products, both branded and non branded, through the commercial channel to end users such as hotels, hospitals and schools. In addition, this business segment includes sales of chemicals, principally glycerin, fatty acids and sulfonates, that are by-products of the soap making and detergent making process. The Company's Commercial Markets and Other business segment accounted for 4%, 6% and 6% of the Company's net sales in 1998, 1997 and 1996, respectively.

DISCONTINUED AND DIVESTED BRANDS

     By February 1998, the Company had discontinued or divested product lines that were not within its core businesses. Under this strategy, in the third quarter of 1997, the Company sold certain of its household cleaning brands to Church & Dwight for approximately $30 million. The sale included the following brands and related inventories: BRILLO(R) soap pads and related products, PARSONS'(R) ammonia, BO PEEP(R) ammonia, SNO BOL(R) toilet bowl cleaner, CAMEO(R) metal polish and RAIN DROPS(R) water softener. The Company's London, Ohio, plant, where Brillo is manufactured, also was part of the sale. In addition, in the third quarter of 1997, the Company sold its BRUCE(R) floor care product trademark and its MAGIC(R) sizing starch brand and related inventories to other third parties for $4.5 million. In February 1998, the Company sold the Purex TOSS N' SOFT(R) brand to Church & Dwight for $5.3 million. Sales of these products in 1998 were insignificant. In 1997 and 1996, these brands as well as discontinued brands generated net sales of approximately $53 million and $158 million, respectively, or approximately 4% and 11%, respectively, of the Company's total net sales.

CUSTOMERS

     The Company's products are sold throughout the United States primarily through supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. The Company's top 10 customers accounted for approximately 40%, 35% and 38% of net sales in 1998, 1997 and 1996, respectively. Wal-Mart Stores Inc. and its affiliate, SAM's Club (together "Wal-Mart") was the Company's largest customer in 1998, 1997, and 1996 accounting for 17%, 17% and 16% of the Company's net sales in 1998, 1997 and 1996, respectively. No other customer accounted for more than 10% of net sales in 1998, 1997 or 1996. The Company was named one of Wal-Mart's "Suppliers of the Year" in 1998 for its Armour brand and in 1996 for inventory management. The Company's payment terms to customers range from 30 to 60 days.

     The Company's products also were sold internationally through the same outlets, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

SALES

     The Company's customers are served by a national sales organization of approximately 200 employees. The sales organization is divided into four regions for grocery sales plus specialized sales operations which sell to large mass merchandisers, membership club stores, chain drug stores and vending and military customers. In addition, certain customers and regions, representing approximately 15.6% of the Company's 1998 net sales, are served by a national broker sales organization.

PROMOTION AND ADVERTISING

     The Company expends a significant portion of its revenues for trade discounts and the promotion and advertising of its products. The Company believes that such expenditures are necessary to maintain and increase market shares in an industry highly dependent on product image and quality, trade support and consumer trends. The Company incurred discounts and expenses for these purposes of $373.3 million, $311.4 million and $377.2 million in 1998, 1997 and 1996, respectively, or 24%, 23% and 27%, respectively, of net sales in such years.

DISTRIBUTION

     Products are shipped by the Company from nine warehouses located at or near domestic manufacturing and assembly facilities and four domestic regional distribution centers. The regional warehouses are operated by third parties, except for one warehouse owned and operated by the Company. Total space is approximately 2,000,000 square feet at the regional distribution centers and approximately 1,250,000 square feet at the warehouses located at or near the manufacturing and assembly facilities. The Company uses outside carriers to transport its products.

     The Company has a just-in-time inventory management program (the "Continuous Replenishment Program") of continuous, automatic replenishment of certain of its trade customers' inventories. The primary objective of the Continuous Replenishment Program is to improve service to customers and reduce costs by shortening the order-to-delivery pipeline (i.e., by anticipating customer needs based on historical sales, shipping the product just before those needs arise and eliminating redundancy, errors and interruption throughout the replenishment process). Sales under the Continuous Replenishment Program accounted for approximately 15% of the Company's net sales in each of 1998, 1997 and 1996.

SUPPLIERS

     The Company relies on a number of third parties for research and development, manufacturing and packaging. Many of the Company's arrangements with respect to new products contain limited mutual exclusivity provisions designed to permit both the Company and the supplier to profit from the product enhancement or innovation before the Company uses an alternative supplier or the supplier sells to one of the Company's competitors. Most of the Company's outsourcing arrangements can be terminated without material penalties on an average of three months' notice.

RAW MATERIALS

     The Company believes that ample sources of raw materials are generally available with respect to all of its major products. Paper, fats and oils, detergent chemicals and meat are the raw materials that generally have the most significant impact on the Company's costs. Generally, the Company purchases such raw materials from a variety of suppliers in the United States. While the Company believes that it may in certain circumstances be able to respond to price increases for certain raw materials by increasing sales prices, rapid increases in the prices of such raw materials could have a short-term material adverse impact on the Company's financial results. For example, tallow (a key ingredient in Dial soaps) has experienced price fluctuations within the range of $0.15 and $0.28 per pound from January 1, 1995, to December 31, 1998. Recently, the price of tallow has been trading at the lower end of this historical range. Since the majority of competitors' soap products use significantly less tallow, the Company may not be able to increase the prices of its Dial soaps in response to fluctuations in tallow prices. In addition, the antibacterial agent, Triclosan, which is the active ingredient used in Liquid Dial products, is sourced from a single supplier. Although the Company has an adequate supply of Triclosan for its current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on the Company's financial results. The Company seeks to mitigate the risk by entering into contracts to provide up to six to 12-month supplies of tallow, Triclosan and packaging materials. Long-term hedging opportunities against price increases for these raw materials are generally not available.

COMPETITION

     The Company competes primarily on the basis of brand equity, brand advertising, customer service, product performance and product quality at competitive retail price points. The Company competes with numerous, well-established local, regional, national and international companies, some of which have greater financial resources than the Company and may be willing to commit significant resources to protecting their own market shares or to capturing market share from the Company. The principal competitors of the Company in the soap category are: The Procter & Gamble Company ("P&G"), Lever Brothers Co., a division of Unilever PLC ("Lever"), and Colgate-Palmolive Company ("Colgate"); in the detergent category are: P&G, Colgate, Lever, Church & Dwight Co., Inc. and USA Detergents, Inc.; in the household and air freshener categories are: S.C. Johnson & Son, Inc., Clorox Co., P&G, Colgate and Reckitt & Colman Inc.; in the canned meat category are: Hormel Foods Corp. and the Libby's division of International Home Foods.; and in the Specialty Personal Care category are: Johnson & Johnson, Inc., Yardley of London and Del Laboratories, Inc.

RESEARCH AND DEVELOPMENT

     The Company conducts research and development at its facility in Scottsdale, Arizona. The Company engages primarily in applied research and development, relying on outside sources for general research and development activities. Internal research and development is directed at improving existing products and developing new products, as well as providing technical assistance and support to the Company's manufacturing activities. The Company's internal and external research and development expenditures totaled approximately $10.2 million, $9.8 million and $15.2 million in 1998, 1997 and 1996, respectively. The decrease in research and development spending from 1996 to 1997 resulted from the Company's divestiture of certain non core businesses.

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

PATENTS AND TRADEMARKS

     The Company's trademarks include Dial, Purex, Renuzit, Armour, Armour Star, Freeman, Sarah Michaels, Tone, Nature's Accents, Pure & Natural, Breck, Trend, Treet, 20 Mule Team and Boraxo and related trade names. Use of the Armour and Armour Star trademarks by the Company is permitted by a perpetual license granted by ConAgra, Inc., and use of the 20 Mule Team trademark is permitted by a perpetual license granted by U.S. Borax, Inc. ConAgra, Inc., also sells non canned food products under the Armour trademark.

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

     United States patents are currently granted for a term of 20 years from the date a patent application is filed. The Company owns a number of patents that provide competitive advantages in the marketplace.

GOVERNMENT REGULATION

     Substantially all of the operations of the Company are, or may become, subject to various federal laws and agency regulations. These include the Food, Drug, and Cosmetic Act, which is administered by the Food and Drug Administration (the "FDA") and regulates the manufacturing, labeling, and sale of the Company's over-the-counter drug and cosmetic products; the Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act, which are administered by the Environmental Protection Agency and regulate the Company's disinfectant products and certain of the substances used in the manufacturing of its products, respectively; the Meat Inspection Act, which is administered by the Department of Agriculture and regulates the Company's meat products; the Hazardous Substances Act, which is administered by the Consumer Product Safety Commission and regulates the labeling of the Company's household products; and the Fair Packaging and Labeling Act, which is administered by the Federal Trade Commission (the "FTC") and regulates the packaging and labeling of all the Company's products. The Company's products also are subject to regulation by various state laws and various state regulatory agencies. In addition, the Company is subject to similar laws and regulations imposed by foreign jurisdictions.

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

     In the United States, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") authorizes the federal and state governments and private parties to take action with respect to releases and threatened releases of hazardous substances and provides a cause of action to recover the response costs from certain statutorily responsible parties, including parties who disposed or arranged for disposal of waste. The federal government may also order responsible parties to take remedial action directly. Liability under CERCLA may be joint and several among responsible parties. Most states also have also enacted Superfund-type laws.

     Since 1980, the Company has received notices or requests for information with respect to 27 sites that have been deemed Superfund sites under CERCLA, five of which are currently active, 14 of which are inactive and eight of which have been settled. The Company also is engaged in investigatory and remedial activities with respect to four closed plants previously operated by Former Parent. As of December 31, 1998, the Company had accrued in its financial statements approximately $3 million in reserves for expenses related to Superfund and clean-up of closed plant sites and believes these reserves are adequate.

     The Company does not currently anticipate that it will incur significant capital expenditures in connection with matters relating to environmental control or compliance in 1999. The Company does not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean-up of closed plant sites will have a material adverse effect on the Company's capital expenditures, earnings or competitive position; however, there can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies will not result in material costs in the future.

     Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. Such changes have not had, and are not expected to have, a material adverse effect on revenues, capital expenditures or earnings of the Company.

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 3,759 individuals, of whom approximately 1,140 were covered by collective bargaining agreements.

     Four of the Company's seven plants in the United States are unionized. Certain of the Company's contracts with its various unions are scheduled for renegotiation in 1999 as follows: (i) Oil, Chemical and Atomic Workers union (covering approximately 85 employees at the Company's Bristol, Pennsylvania, plant) in May 1999; (ii) United Food and Commercial Workers union (covering approximately 300 employees at the Company's Aurora, Illinois, plant) in August 1999; and (iii) the United Food and Commercial Workers union (covering approximately 420 employees at the Company's Fort Madison, Iowa, plant) in September 1999. In 1998, the Company successfully renegotiated its contract with the International Brotherhood of Teamsters (covering approximately 335 employees at the Company's St. Louis, Missouri, plant and Madison County, Illinois distribution center), which now expires in August 2001. Although the Company believes that its relations with its employees are satisfactory, there can be no assurance that the Company will not face labor disputes in the future or that such disputes will not be material to the Company.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in a leased
130,000-square-foot, single-tenant building in Scottsdale, Arizona, that is adjacent to its owned technical and administrative building comprising 200,000 square feet.

     The Company's principal facilities include the following.

LOCATION                              SQ. FEET                  PURPOSE
--------                              --------                  -------
MANUFACTURING FACILITIES
  Aurora, Illinois..................  451,000     Bar soaps
  Fort Madison, Iowa................  447,000     Canned meats and corn starch
  St Louis, Missouri................  272,400     Fabric softeners, dry and liquid
                                                  laundry detergents
  Bristol, Pennsylvania.............  261,800     Dry detergents
  West Hazleton, Pennsylvania.......  214,470     Liquid detergents, fabric softeners
                                                  and liquid soaps
  Los Angeles, California...........   55,000     Powdered soap and fabric softeners
  Compton, California...............  146,400     Shampoos, lotions and facial scrubs
  Guatemala.........................  100,000     Translucent bar soaps
  Mexico............................   68,000     Shampoos and liquid soaps
  Buenos Aires, Argentina...........  150,000     Bar soaps and dry detergents
  Buenos Aires, Argentina...........   15,000     Sulfonic acid
  San Juan, Argentina...............   70,000     Dry detergents and bar soaps
  San Juan, Argentina...............   33,000     Liquid detergents, air fresheners
                                                  and deodorants
DISTRIBUTION CENTERS
  Atlanta, Georgia..................  253,700     Warehousing and distribution of
                                                  finished goods
  Breinigsville, Pennsylvania.......  631,100     Warehousing and distribution of
                                                  finished goods
  Corona, California................  237,400     Warehousing and distribution of
                                                  finished goods
  Granite City, Illinois............  812,000     Warehousing and distribution of
                                                  finished goods
WAREHOUSE FACILITIES
  Dedham, Massachusetts.............  235,000     Warehousing, gift set assembly and
                                                  office
  Stoughton, Massachusetts..........   80,000     Warehousing and office
  Holbrook, Massachusetts...........   72,000     Warehousing and supplies

     The Company believes that its facilities in the aggregate are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs. The Company continues to seek ways to cut costs and may close plants as warranted.

ITEM 3.  LEGAL PROCEEDINGS

     As in the case with many companies, the Company faces exposure to actual or potential claims and lawsuits involving its business and assets. The Company is currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to the business of the Company, including general and product liability and workers' compensation claims. The Company believes that any liabilities resulting from such claims, after taking into account amounts already provided for, but exclusive of any potential insurance recovery, should not have a material adverse effect on the Company's financial position, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol DL. The following table sets forth the high and low closing sale prices as reported on the NYSE for the periods indicated. The closing sale price of the Common Stock on March 24, 1999, was $33.125 per share.

                                                               PRICE RANGE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
FISCAL 1997
  First Quarter.............................................   16 5/8   13 3/8
  Second Quarter............................................   17 1/2   15 1/8
  Third Quarter.............................................   18 1/8   15 3/8
  Fourth Quarter............................................   21 13/16 15 1/8
FISCAL 1998
  First Quarter.............................................   25 1/4   19 15/16
  Second Quarter............................................   26       22 5/8
  Third Quarter.............................................   25 5/16  19 1/2
  Fourth Quarter............................................   29 11/16 19 15/16

     The Company declared dividends of $0.08 per share of Common Stock in the first, second, third and fourth quarters of 1997 and 1998. The declaration and payment of dividends by the Company is subject to the discretion of its Board of Directors (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. As of March 24, 1999, there were 102,683,910 shares of Common Stock outstanding, which were held by 38,099 stockholders of record.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

     The following table presents selected financial information derived from the Company's consolidated financial statements. The selected consolidated balance sheet data as of December 31, 1998, January 3, 1998, and December 28, 1996, and the consolidated income statement data for each of the three fiscal years in the period ended December 31, 1998, have been derived from the audited consolidated financial statements of the Company which are included elsewhere herein. The selected consolidated balance sheet data as of December 30, 1995, and December 31, 1994, and consolidated income statement data for the fiscal years then ended have been derived from the audited consolidated financial statements of the Company which are not included elsewhere herein. Prior to the Spin-off, the Company operated as the Consumer Products Business of Former Parent. The following data should be read in conjunction with the Company's consolidated financial statements and notes thereto, "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and the other financial information included elsewhere in this Form 10-K or incorporated by reference herein.

                       SELECTED FINANCIAL AND OTHER DATA

  (000 OMITTED, EXCEPT PER SHARE DATA, NUMBER OF EMPLOYEES AND SHAREHOLDERS OF
                                    RECORD)

                                                                      YEAR ENDED
                                            --------------------------------------------------------------
                                             DEC. 31       JAN. 3      DEC. 28      DEC. 30      DEC. 31
                                               1998         1998         1996         1995         1994
                                            ----------   ----------   ----------   ----------   ----------
OPERATIONS
Net sales.................................  $1,524,517   $1,362,606   $1,406,400   $1,365,290   $1,511,362
                                            ----------   ----------   ----------   ----------   ----------
Cost of products sold.....................     787,401      718,112      739,893      709,888      767,507
Write-down of discontinued product
  inventories.............................                                27,924       20,400
                                            ----------   ----------   ----------   ----------   ----------
Total cost of products sold...............     787,401      718,112      767,817      730,288      767,507
                                            ----------   ----------   ----------   ----------   ----------
  Gross profit............................     737,116      644,494      638,583      635,002      743,855
Selling, general and administrative
  expenses................................     553,181      482,324      541,110      523,058      583,847
Restructuring charges and other asset
  write-downs.............................                                27,076      135,600
                                            ----------   ----------   ----------   ----------   ----------
                                               553,181      482,324      568,186      658,658      583,847
                                            ----------   ----------   ----------   ----------   ----------
Operating income (loss)...................     183,935      162,170       70,397      (23,656)     160,008
Spin-off transaction costs................                                 5,000
Interest and other expenses...............      23,358       28,235       22,974       23,360       12,468
                                            ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes.........     160,577      133,935       42,423      (47,016)     147,540
Income taxes (benefit)....................      57,961       50,225       12,511      (19,527)      56,468
                                            ----------   ----------   ----------   ----------   ----------
Net income (loss)(1)......................  $  102,616   $   83,710   $   29,912   $  (27,489)  $   91,072
                                            ==========   ==========   ==========   ==========   ==========
Net income per share(2)
  Basic...................................  $     1.04   $     0.91   $     0.33
  Diluted.................................  $     1.02   $     0.89   $     0.33
Basic shares outstanding(2)...............      98,294       91,918       89,705
  Equivalent shares.......................       2,185        2,231        1,269
                                            ----------   ----------   ----------
  Diluted shares..........................     100,479       94,149       90,974
                                            ==========   ==========   ==========
BALANCE SHEET DATA (AT YEAR END)
Total assets..............................  $1,175,375   $  883,852   $  866,126   $  798,405   $  887,373
Working capital (deficit).................     (11,535)     (11,797)      41,107       45,663       56,188
Parent investment and advances............                                            496,230      555,703
Long-term debt............................     280,223       84,399      269,515        3,320        3,510
Common stock and other equity(2)..........     390,225      320,046      140,657
OTHER DATA
Depreciation and amortization.............      36,489       31,763       30,533       29,118       34,910
Capital expenditures......................      50,330       46,715       49,468       27,214       37,471
Number of employees (end of year).........       3,759        3,548        2,812        3,985        3,995
Number of employees (average).............       3,654        3,180        3,125        3,992        3,983
Dividends on common shares(2).............      31,497       29,510       14,365

---------------
(1) Includes restructuring charges and asset write-downs and Spin-off transaction costs of $60 million ($35.3 million after tax) or $0.39 per share in 1996 and restructuring charges and asset write-downs of $156 million ($94.9 million after tax) in 1995.

(2) Per share, common stock and other equity and dividends on common shares information is not presented for 1995 and prior years because the Company was not a publicly held company during such years. Income (loss) per share is presented for 1996, as the Company's common shares were issued on August 15, 1996. The calculation of income (loss) per share in 1996 assumes that the common shares and common share equivalents were outstanding for the entire year. The earnings per share calculation reflects the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     For organizational, marketing, financial reporting purposes and method of distribution, the Company has organized its business into three segments:
Domestic Branded, International and Commercial Markets and Other in accordance with Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise" ("SFAS No. 131") which was implemented on December 31, 1998. The following Management's Discussion and Analysis of Results of Operations and Financial Condition has been conformed to reflect the implementation of SFAS No. 131.

     Beginning with 1998, the Company's fiscal year end is December 31. Prior to 1998, the Company's fiscal year ended on the Saturday closest to the end of December. Fiscal year 1998 consisted of 52 weeks, fiscal year 1997 consisted of 53 weeks and fiscal year 1996 consisted of 52 weeks.

RESTRUCTURING CHARGES AND WRITE-DOWNS

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

FISCAL 1998 COMPARED WITH FISCAL 1997

     Net sales increased $161.9 million, or 11.9%, to $1,524.5 million in 1998 from $1,362.6 million in 1997. Net sales in 1997 included $53 million of net sales from brands that were divested in the third quarter of 1997. Net sales in 1998 increased primarily as a result of a full-year contribution from Nuevo Federal, acquired in September 1997; two quarters of sales from Freeman, acquired in July 1998; and one quarter of sales from Sarah Michaels, acquired in September 1998.

     Domestic Branded net sales increased $145.4 million, or 12.6%, to $1,295.4 million in 1998 from $1,150.1 million in 1997. The increase in net sales was the result of the inclusion of the Sarah Michaels and Freeman acquisitions, and sales growth in Dial, up 12.3%; Renuzit, up 12.1%; and Purex, up 5.6%. The increase in sales was offset in part by a 1.9% decline in Armour sales.

     International net sales increased $81.8 million, or 99%, to $164.6 million from $82.8 million in 1997. The increase in net sales resulted primarily from the inclusion of a full year of results of Nuevo Federal and sales growth of 30.7% in Canada, 10.0% in Mexico and 7.0% in the Caribbean. In addition, Nuevo Federal's sales grew 24% in the fourth quarter of 1998 over the same period in 1997. The increase in net sales was offset in part by a 52.3% decline in sales to Asia.

     Commercial Markets and Other net sales decreased $12.8 million, or 16.6%, to $64.0 million in 1998 from $76.8 million in 1997, primarily as a result of softness in the pricing of sulfonate chemicals, glycerin and fatty acids.

     Gross profit margin increased 1.1% to 48.4% in 1998 from 47.3% in 1997. The increase resulted primarily from significant improvement in manufacturing efficiencies and favorable raw material prices.

     Selling, general and administrative expenses for 1998 increased $70.9 million, or 14.7%, to $553.2 million from $482.3 million in 1997. The increase was primarily due to higher marketing expense to support core business merchandising initiatives, new product launches and core business advertising.

     Operating income in 1998 increased $21.8 million, or 13.4%, to $183.9 million from $162.2 million in 1997. The increase was primarily due to increased sales and gross margin improvements.

     Interest and other expenses decreased $4.9 million, or 17.3%, to $23.4 million for 1998 compared to $28.2 million in 1997 primarily as a result of lower average monthly debt balances outstanding.

     The Company's consolidated effective income tax rate for 1998 was approximately 36.1%, down from 37.5% for 1997. The lower effective tax rate in 1998 was primarily due to lower state and foreign taxes.

     Net income increased $18.9 million, or 22.6%, to $102.6 million in 1998 from $83.7 million in 1997. The increase was primarily due to increased sales, gross margin improvements and a lower effective tax rate.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Net sales decreased $43.8 million, or 3.1%, to $1,362.6 million in 1997 from $1,406.4 million in 1996. This decrease resulted primarily from the discontinuation and divestiture of certain noncore businesses and a 15% price reduction of Purex detergent products initiated in the second quarter of 1996, offset in part by an increase in sales of the Company's Domestic Branded business and sales attributable to the Company's acquisitions in Argentina in September and November 1997.

     Net sales in the Domestic Branded business increased 3.5% to $1,150.1 million in 1997 from $1,111.4 million in 1996. The increase in net sales was the result of growth in Armour, up 10.0%, Renuzit, up 8.1%, and Dial, up 2.0%. After adjusting for the Purex price reduction, Domestic Branded net sales increased 5.5%.

     International net sales increased 45.6% to $82.8 million in 1997 from $56.9 million in 1996. The increase in net sales resulted primarily from the inclusion of the Nuevo Federal acquisition, as well as net sales growth of 37.5% in Mexico and 26.7% in Canada.

     Net sales in Commercial Markets and Other declined 4.2% to $76.8 million in 1997 from $80.1 million in 1996. The decrease in net sales resulted primarily from softness in the pricing of glycerin.

     Excluding write-downs of inventory of $27.9 million associated with administrative and line of business reorganizations in 1996, gross profit margin remained relatively flat in 1997 and 1996 at 47.3% and 47.4%, respectively. Lower costs in 1997, which resulted from improved procurement, distribution and manufacturing practices, were offset by the price reduction of Purex detergent products initiated in 1996.

     Selling, general and administrative expense in 1997 decreased $58.8 million, or 10.9%, to $482.3 million from $541.1 million in 1996, and declined as a percentage of net sales to 35.4% from 38.5%. This was primarily attributable to lower consumer and trade promotion expenditures and administrative savings realized from the restructuring in 1996.

     Operating income in 1997 increased $91.8 million, or 130.4%, to $162.2 million from $70.4 million in 1996. Operating income in 1996 was impacted by restructuring charges and inventory and asset write-downs totaling $55.0 million. Excluding these charges, operating income increased $36.8 million, or 29.3%, in 1997, primarily due to the significant reduction of selling, general and administrative expense and a reduction of cost of products sold.

     In 1997, the Company sold to Church & Dwight Co., Inc., for $30.2 million Brillo soap pads and related products, Parsons' ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio, plant, where Brillo is manufactured, also was part of the sale. In addition, the Company sold to other third parties for $4.5 million its Bruce floor care trademark and its Magic Sizing/Starch brand and related inventories. An aggregate gain of $15.7 million from the sale of these businesses is included in operating income.

     Also included in 1997 operating income were $15.9 million of various impairment and other operating charges. In the third quarter of 1997, the Company evaluated the estimated life of the capitalized package design costs, which was being amortized over five years. In light of the accelerated pace of package design changes occurring at the Company and in the industry, the estimated life of capitalized package design costs was reduced to one year. Accordingly, $9.5 million of capitalized package design costs were considered impaired and written-off against income. In addition, in 1997, the Company charged against income $4.5 million of additional discontinued product sales returns and $1.9 million in additional promotion claims on discontinued products.

     Interest and other expenses increased $5.3 million, or 22.9%, to $28.2 million in 1997 from $23.0 million in 1996, due to an increase of accretion costs related to Armour employee benefit liabilities assumed from Former Parent in the Spin-off, offset in part by lower interest expense resulting from the repayment of debt with cash flow from operations and the proceeds of the Company's public equity offering in the fourth quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operations of $122.3 million during 1998 compared to cash generated of $160.8 million for 1997, a decrease of $38.5 million. This decrease resulted primarily from an increase in receivables due to both an overall growth in sales in 1998, as well as seasonal shipments near year-end 1998 of holiday-oriented Specialty Personal Care products.

     Capital expenditures for 1998 were $50.3 million versus $46.7 million for 1997. Capital spending in 1998 concentrated primarily on equipment and information technology to reduce manufacturing, logistic and administrative costs and address the year 2000 issue. Capital spending in 1999 is expected to approximate $55 million and will be concentrated primarily on equipment and information technology that provide opportunities to reduce manufacturing, logistic and administrative costs and address the year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

     On July 1, 1998, the Company acquired Freeman for $78.0 million, which was financed through short-term borrowings supported by the Company's long-term Credit Agreement. The Freeman acquisition added $7.7 million to current assets, $19.6 million to current liabilities and $87.5 million to goodwill. The acquisition price reflects a $6.0 million reduction in the purchase price for Freeman as a result of a net worth adjustment received by the Company in January 1999.

     On September 14, 1998, the Company acquired Sarah Michaels for $187 million, which was financed through short-term borrowings supported by the Company's long-term Credit Agreement. The Sarah Michaels acquisition added $43.9 million to current assets, $16.1 million to current liabilities and $125.8 million to goodwill.

     On September 23, 1998, the Company completed a $200 million public offering of 6.5% Senior Notes due 2008. The proceeds of the debt financing were used to repay outstanding bank borrowings used for the acquisitions of Freeman and Sarah Michaels. The Indenture governing these Senior Notes imposes restrictions on the Company with respect to, among other things, its ability to redeem the Senior Notes, to place liens on certain properties and to enter into certain sale and leaseback transactions.

     The Company received approximately $10.7 million from the disposition of assets during 1998, the majority of which resulted from two sales. The Purex Toss 'n Soft brand and related inventories were sold to Church & Dwight for approximately $5.3 million. In addition, a non operating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on either of these transactions.

     The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. Accounts receivable sold but not yet collected under this plan at December 31, 1998, and January 3, 1998, were $90.0 million and $58.9 million, respectively. Under the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

     The Company also is party to a $350.0 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer all or substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company had $350.0 million available under the Credit Agreement at December 31, 1998. The Company, from time to time, makes short-term bank borrowings. At December 31, 1998, the Company had $82.3 million aggregate principal amount of such short-term borrowings outstanding. The bank borrowings are classified as long-term debt because they are supported by the long-term Credit agreement.

     As part of its business strategy, the Company routinely reviews and evaluates the acquisition of domestic and international companies that market products similar to the Company's product offerings. The Company may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

     At December 31, 1998, and January 3, 1998, a total of 4,495,736 and 5,072,785, respectively, of the issued shares were held by the Employee Equity Trust. At December 31, 1998, and January 3, 1998, a total of 1,176,082 and 101,040 shares, respectively, were held in treasury by the Company. The shares held at December 31, 1998, included 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first half of 1998 and 831,600 shares valued at $21.1 million as part of the Company's stock repurchase program.

     At December 31, 1998, the Company had approximately $95.4 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $18.0 million over the next 15 years. The Company's average income before income taxes over the past three years was approximately $112.3 million.

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

     The Company continues to implement changes that it believes are necessary to assure accurate date recognition and data processing with respect to the year 2000. Activities have been organized into four specific areas: information technology applications, information technology infrastructure, embedded systems and business partners.

  INFORMATION TECHNOLOGY APPLICATIONS

     The Company's year 2000 efforts include identifying information technology applications (such as payroll and order entry) requiring remediation, assessing what is required to remediate those applications, remediating them to be ready for the year 2000 by either modifying or replacing them and testing them for year 2000 readiness. The Company has completed the identification and assessment of the application systems that it believes are critical to maintaining operations. These systems are in the process of being replaced or upgraded to year 2000 compliant versions. The Company currently believes that these efforts will be completed by mid-1999. The various projects that are underway currently are meeting their respective milestone dates for completion.

  INFORMATION TECHNOLOGY INFRASTRUCTURE

     The Company also is following the approach described above for its information technology infrastructure. This includes the computer and communications hardware and related operating system software on which the information systems applications are operated. This equipment is in the process of being replaced or upgraded to year 2000 compliant versions. The Company believes that these efforts will be completed by mid-1999. The various projects that are underway currently are meeting their respective milestone dates for completion.

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

  BUSINESS PARTNERS

     The Company is communicating with its critical business partners (customers, vendors, suppliers, brokers and others) to assess their readiness and to consider the potential impact on the Company if these business partners experience significant year 2000 problems. The Company has identified those entities that it believes are critical to its operations, and is assessing and attempting to mitigate its risks with respect to the failure of these entities to be year 2000 compliant by developing a contingency plan. The Company has assessed, and currently is assessing, its risk in this area. The Company currently plans to complete its work in this area by April 1999 and also plans to continue monitoring certain business partners after that date for year 2000 issues.

  CONTINGENCY PLAN

     A contingency plan is being developed for dealing with the most reasonably likely worst case scenario, and the Company believes that its contingency plan will be finalized by mid-1999. The Company currently believes that the most reasonably likely worst case scenario for the Company involves the failure to timely complete the replacement or upgrade of critical information systems applications combined with the failure of embedded microchip technology at the Company's manufacturing facilities and the failure of critical business partners to be year 2000 compliant. The Company currently believes that the most reasonably likely worst case scenario would result in increased costs due to remediation efforts and additional staffing to support business activities, as well as difficulties in procuring raw materials and meeting customer demand for the Company's products, all of which could have a material adverse effect on the Company and its results of operations.

  COSTS

     The Company is using both internal and external resources to meet the timetable established for completion of its year 2000 efforts. The Company incurred costs of $1.0 million in 1998 and currently is expected to incur costs of $1.6 million in 1999. In addition, the Company incurred costs of $10.8 million in 1998 and is currently expected to incur costs of $9.3 million in 1999 in capital for the upgrade of its information technology systems. These expenditures will address year 2000 compliance and are expected to provide the Company with improved efficiencies and cost savings.

     The costs of the Company's year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties. In addition, variability of definitions of "compliance with year 2000" and the myriad different products and services, and combinations thereof, sold by the Company may lead to claims having an impact on the Company which is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all the Company's liabilities and costs related to claims by third parties related to the year 2000 issue.

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

  INTENSE COMPETITION IN THE CONSUMER PRODUCTS INDUSTRY

     The consumer products industry, particularly its detergent, personal care and air freshener categories, is intensely competitive. Among the Company's most significant competitors are large companies, including P&G, Lever and Colgate. These companies have greater financial resources than the Company and may be willing to commit significant resources to protecting their own market shares or to capturing market share from the Company. As a result, the Company may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share and to introduce and establish new products and line extensions. At the same time, the Company may need to undertake additional production related cost-cutting measures to enable it to respond to competitors' price cuts and marketing efforts without reducing the Company's margins. There can be no assurance that the Company will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

  CONSUMER PRICING PRESSURES

     Consumer products, particularly those that are value priced, are subject to significant price competition. From time to time, the Company may need to engage in price-cutting initiatives for some of its products to respond to competitive and consumer pressures. The failure of the Company's sales volumes to grow sufficiently to improve overall revenues and income as a result of a competitive price reduction could have a material adverse effect on the financial performance of the Company.

  TRADE CUSTOMER PRICING PRESSURES; COMPETITIVE RETAIL ENVIRONMENT

     The Company faces pricing pressures from its trade customers. Because of the competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. In addition, because consumer products companies, including the Company, have historically offered end-of-quarter discounts to achieve quarterly sales goals, trade customers have been inclined to delay inventory restocking until quarter-end. Over the past two years, the Company has reduced end-of-quarter discounts to retailers and has changed its sales incentive structure to emphasize not only quarterly revenue targets but also trade spending management and other personal performance targets. The reduction in discounts has not had, and the Company believes it will not have, a material adverse effect on sales, although there can be no assurance in that regard. The Company also is subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. The Company's performance also is dependent upon the general health of the retail environment and could be materially adversely affected by changes therein and by the financial difficulties of retailers.

  DEPENDENCE ON KEY CUSTOMERS

     The Company's top 10 customers accounted for 40% of net sales in 1998. Wal-Mart was the Company's largest customer, accounting for 17% of the Company's net sales in 1998. The loss of, or a substantial decrease in the volume of purchases by, Wal-Mart or any of the Company's other top customers could have a material adverse effect on the Company's results of operations.

  PRICE VOLATILITY OF RAW MATERIALS; SINGLE SOURCE SUPPLIER

     While the Company believes that it may, in certain circumstances, be able to respond to price increases for certain raw materials by increasing sales prices, rapid increases in the prices of such raw materials could have a material adverse impact on financial results. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.15 and $0.28 per pound from January 1, 1995, to December 31, 1998. Recently, the price of tallow has been trading near the lower end of this historical range. Because the majority of the competitors' soap products use considerably less tallow in their bar soap products, the Company may not be able to increase the prices of its Dial bar soaps in response to increases in tallow prices. In addition, the antibacterial agent, Triclosan, which is the active ingredient used in Liquid Dial products, is sourced from a single supplier. Although the Company has an adequate supply of Triclosan for its current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on the Company's financial results. Although the Company seeks to enter into contracts to provide up to six-month supplies of tallow, Triclosan and packaging materials, long-term hedging opportunities against price increases for these items are generally not available.

  DEPENDENCE ON DOMESTIC MARKETS; RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     While a number of the Company's competitors have diversified their revenues to include a strong international component, the Company is currently dependent primarily on sales generated in the U.S. (89% of sales in 1998). With respect to a number of the Company's most significant product categories, including detergents and bar soaps, the U.S. markets are mature and characterized by high household penetration. The Company's unit sales growth in these domestic markets will depend on increasing usage by consumers and capturing market share from competitors. There can be no assurance that the Company will succeed in implementing its strategies to achieve such domestic growth.

     To reduce its dependence on domestic revenues, the Company has adopted a strategy to further penetrate international markets. In implementing this strategy, the Company faces barriers to entry and the risk of competition from local and other companies that already have established global businesses, risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment, import/export controls, nationalization, unstable governments and legal systems and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because the Company plans to develop its International business through acquisitions as well as joint ventures, co-packaging arrangements and/or other alliances, the Company also may be subject to risks associated with such acquisitions, ventures, arrangements and alliances, including those relating to the marriage of different corporate cultures and shared decision-making. In addition, because the Company's current international distribution capabilities are extremely limited, the Company also will need to acquire a distribution network or enter into alliances with existing distributors before it can effectively conduct operations in new markets.

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

  RISKS OF POTENTIAL ACQUISITIONS

     As previously disclosed, the Company recently acquired Freeman and Sarah Michaels. The Company may acquire or make substantial investments in additional complementary businesses or products in the future. The Freeman and Sarah Michaels acquisitions entailed, and any future acquisitions or investments would entail, various risks, including the difficulty of assimilating the operations and personnel of the acquired business or products, the potential disruption of the Company's ongoing business and, generally, the potential inability of the Company to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on the Company's financial results. Future acquisitions and investments by the Company also could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's financial results and condition. The Company engages from time to time in discussions with respect to potential acquisitions, some of which may be material.

  ADVERSE PUBLICITY; PRODUCT RECALLS

     Certain news broadcasts by major U.S. television and radio networks have focused on the use of antibacterial agents to kill germs on various surfaces. Triclosan, the active ingredient in Liquid Dial, also has been a focus of these broadcasts. Although none of the broadcasts disputed that Triclosan kills germs on the skin, some third party experts did question whether it provides any additional protection beyond that provided by non antibacterial soap products. Although the Company has test results that it believes prove that Triclosan provides consumers with additional protection in limiting exposure to bacteria-related diseases, there can be no assurance that the publicity stemming from these broadcasts will not adversely affect the Company's sales of its antibacterial soap products and its results of operations.

     Because the Company shares the use of the Armour trademark for food products with ConAgra Inc., the manufacturer of Armour branded non canned meat products, the Company faces the risk that consumer preferences and perceptions with respect to any of the Company's Armour products may be influenced by adverse publicity affecting any of the Armour branded products of ConAgra, Inc.

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

  ENVIRONMENTAL CONCERNS REGARDING DETERGENT COMPOUND

     Nonlyphenol ethoxylate ("NPE") is an ingredient used in the Company's liquid and powder detergent products. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from NPE as it decomposes and the adverse impact on the reproductive health of certain aquatic animals exposed to those compounds. Although to the best of the Company's knowledge none of the studies undertaken on NPE have demonstrated a link between the compound and such effect in the environment or in human beings, there can be no assurance that subsequent studies will, in fact, demonstrate such a link or demonstrate other adverse environmental consequences. Current government regulations do not impose any restrictions on the use of NPE, or impose any liability on any of the businesses that utilize NPE in the products they manufacture. The Company believes, however, that a number of governmental agencies in North America and Europe are discussing formal regulations of NPE in the environment. The Company is in the process of reformulating its detergents to eliminate this compound as an ingredient. The additional expense the Company expects to incur as a result of this reformulation is not expected to have a material adverse impact on the Company's financial results. In addition, the Company believes that it will not incur any significant environmental liability as a result of the use of NPE in its products.

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

  TURNOVER; EMPLOYEE RELATIONS

     Primarily as a result of the restructuring of its business, the Company discharged approximately 950 salaried and non salaried employees during 1995 and 1996. In addition, the Company experienced greater aggregate voluntary turnover of salaried employees in 1996 and 1997 than the industry average. Although the Company believes that it presently has sufficient staffing, there can be no assurance that the Company would not be materially adversely affected by any future significant voluntary turnover of salaried or other employees.

     Four of the Company's seven plants in the United States are unionized. Certain of the Company's contracts with its various unions are scheduled for renegotiation in 1999 as follows: (i) Oil, Chemical and Atomic Workers union (covering approximately 85 employees at the Company's Bristol, Pennsylvania, plant) in May 1999; (ii) United Food and Commercial Workers union (covering approximately 300 employees at the Company's Aurora, Illinois, plant) in August 1999; and (iii) the United Food and Commercial Workers union (covering approximately 420 employees at the Company's Fort Madison, Iowa, plant) in September 1999. In 1998, the Company successfully renegotiated its contract with the International Brotherhood of Teamsters (covering approximately 335 employees at the Company's St. Louis, Missouri, plant and Madison County, Illinois, distribution center), which now expires in August 2001. Although the Company believes that its relations with its employees are satisfactory, there can be no assurance that the Company will not face similar labor disputes in the future or that such disputes will not be material to the Company.

  ENVIRONMENTAL MATTERS

     The Company is subject to a variety of environmental and health and safety laws in each jurisdiction in which it operates. These laws and regulations pertain to the Company's present and past operations.

     Since 1980, the Company has received notices or requests for information with respect to 27 sites that have been deemed "Superfund" sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, five of which are currently active, 14 of which are inactive and eight of which have been settled. The Company also is engaged in investigatory and remedial activities with respect to four closed plants previously operated by Former Parent. As of December 31, 1998, the Company has accrued in its financial statements approximately $3 million in reserves for expenses related to Superfund sites and the cleanup of closed plant sites, which reserves it believes are adequate.

     The Company does not anticipate that the costs to comply with such laws and regulations or the costs related to Superfund sites and the cleanup of closed plant sites will have any material adverse effect on the Company's capital expenditures, earnings or competitive position; however, there can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies will not result in material costs in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion of the Company's exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Nevertheless, because of the inherent unpredictability of interest rates, foreign currency rates and commodity prices, as well as other factors, actual results could differ materially from those projected in such forward looking information.

  INTEREST RATE RISK

     The Company has short-term debt and short-term bank borrowings supported by a long-term revolving Credit Agreement and a Receivables Purchase and Sale Program which subject the Company to the risk of loss associated with movements in market interest rates.

     At December 31, 1998, the Company had $10.4 million in short-term borrowings outstanding, $90 million in receivables sold but not collected and $280 million in long-term debt outstanding. Of the long-term debt outstanding, $198 million is fixed-rate debt (6.5%) and, accordingly, does not expose the Company to risk of earnings loss due to changes in market interest rates (see Note J to the Company's Consolidated Financial Statements). Both the short-term debt of $10.4 million and the remaining $82.3 million of short-term borrowings (which are classified as long-term borrowings because they are supported by the long-term Credit Agreement) are floating rate obligations. In addition, the Receivables Purchase and Sale Program allows the Company to sell its trade receivables prior to collection at a discount that closely approximates the 30-day London Interbank Borrowing Rate ("LIBOR"). Such discount rate reprices monthly.

     If the floating rates were to change by 10% from December 31, 1998, levels, annual interest expense associated with the floating-rate debt would change by approximately $500,000 (pretax) and the annual discount paid for the sale of receivables not yet collected would change by approximately $500,000 (pretax).

  FOREIGN CURRENCY

     The Company is subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso and U.S. Dollar/Argentinean Peso.

     The Argentinean Peso's value has been "pegged" by the Argentinean government as equal to the U.S. Dollar. Through December 31, 1998, this currency equivalency applied. However, there can be no assurance in the future that the Argentinean government will continue this policy or have the ability to ensure that the value of the Argentinean Peso will continue to equal the U.S. Dollar.

     At December 31, 1998, one U.S. Dollar was worth 1.54 Canadian Dollars and
9.90 Mexican Pesos, respectively. For the year ended December 31, 1998, the U.S. Dollar/Canadian Dollar exchange rate fluctuated between a high of $1.00/C$1.59 to $1.00/C$1.40 and the U.S. Dollar/Mexican Peso exchange rate fluctuated between $1.00/P$10.62 and a low of $1.00/P$8.02. A hypothetical 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar, the Mexican Peso and the Argentinean Peso from those at December 31, 1998, would result in an annual currency translation gain or loss of approximately $2.5 million (pretax).

  COMMODITY PRICE RISK

     In the manufacture of its products the Company utilizes a number of materials that can be considered commodities, such as tallow, coconut oil and meat. In addition, the Company uses a variety of products that are priced based on underlying commodities, such as plastic bottles (resin) and packaging (cardboard). The Company, in the normal course of business, attempts to enter into supply agreements that generally fix or set a range of prices of goods to be purchased. These supply agreements can cover up to six to 12 months of supply for goods. Financial derivatives to hedge or lock in the prices of these commodities over the long term generally are not available.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of December 31, 1998, and for each of the fiscal years in the three-year period ended December 31, 1998, together with related notes and the report of Deloitte & Touche LLP are set forth on the following pages.

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

                                          /s/       MALCOLM JOZOFF

                                          --------------------------------------
                                                      Malcolm Jozoff
                                              Chairman, President and Chief
                                                    Executive Officer

                                          /s/       SUSAN J. RILEY

                                          --------------------------------------
                                                      Susan J. Riley
                                             Senior Vice President and Chief
                                                    Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of The Dial Corporation:

     We have audited the accompanying consolidated balance sheets of The Dial Corporation as of December 31, 1998, and January 3, 1998, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders' equity for each of the three fiscal years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corporation as of December 31, 1998, and January 3, 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/    DELOITTE & TOUCHE LLP

                                          --------------------------------------
                                                  Deloitte & Touche LLP

Phoenix, Arizona
January 29, 1999

                              THE DIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (000 OMITTED)

                                                              DECEMBER 31,    JANUARY 3,
                                                                  1998           1998
                                                              ------------    ----------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   12,405      $ 10,089
  Receivables, less allowance of $7,378 and $6,841..........       56,477        60,448
  Inventories...............................................      155,441       124,058
  Deferred income taxes.....................................       13,156        25,185
  Other current assets......................................        1,634         7,174
                                                               ----------      --------
          Total current assets..............................      239,113       226,954
Property and equipment, net.................................      281,302       260,928
Deferred income taxes.......................................       82,227        63,567
Intangibles, net............................................      545,999       331,482
Other assets................................................       26,734           921
                                                               ----------      --------
                                                               $1,175,375      $883,852
                                                               ==========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable....................................   $  123,911      $102,235
  Short-term borrowings.....................................       10,389         8,500
  Income taxes payable......................................        9,685        14,581
  Other current liabilities.................................      106,663       113,435
                                                               ----------      --------
          Total current liabilities.........................      250,648       238,751
Long-term debt..............................................      280,223        84,399
Pension and other benefits..................................      245,981       231,634
Other liabilities...........................................        8,298         9,022
                                                               ----------      --------
          Total liabilities.................................      785,150       563,806
                                                               ----------      --------
Commitments and contingencies (Notes M and R)
Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized; no shares issued and outstanding...........           --            --
  Common stock, $.01 par value, 300,000,000 shares
     authorized; 104,355,018 and 102,725,481 shares
     issued.................................................        1,044         1,027
  Additional capital........................................      450,767       393,947
  Retained income...........................................      105,011        33,892
  Accumulated other comprehensive income....................       (8,949)       (1,800)
  Employee benefits.........................................     (129,111)     (105,572)
  Treasury stock, 1,176,082 and 101,040 shares held.........      (28,537)       (1,448)
                                                               ----------      --------
          Total stockholders' equity........................      390,225       320,046
                                                               ----------      --------
                                                               $1,175,375      $883,852
                                                               ==========      ========

                See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

         STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                      (000 OMITTED, EXCEPT PER SHARE DATA)

                                                                    FISCAL YEAR ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,    JANUARY 3,    DECEMBER 28,
                                                            1998           1998           1996
                                                        ------------    ----------    ------------
Net sales.............................................   $1,524,517     $1,362,606     $1,406,400
                                                         ----------     ----------     ----------
Costs and expenses:
  Cost of products sold...............................      787,401        718,112        739,893
  Write down of discontinued product inventories......                                     27,924
                                                         ----------     ----------     ----------
                                                            787,401        718,112        767,817
  Selling, general and administrative expenses........      553,181        482,324        541,110
  Restructuring charges and other asset write-downs...                                     27,076
                                                         ----------     ----------     ----------
                                                          1,340,582      1,200,436      1,336,003
                                                         ----------     ----------     ----------
Operating income......................................      183,935        162,170         70,397
                                                         ----------     ----------     ----------
Spin-off transaction costs............................                                      5,000
Interest and other expenses...........................       23,358         28,235         22,974
                                                         ----------     ----------     ----------
                                                             23,358         28,235         27,974
                                                         ----------     ----------     ----------
Income before income taxes............................      160,577        133,935         42,423
Income taxes..........................................       57,961         50,225         12,511
                                                         ----------     ----------     ----------
NET INCOME............................................   $  102,616     $   83,710     $   29,912
                                                         ==========     ==========     ==========
NET INCOME PER SHARE -- BASIC.........................   $     1.04     $     0.91     $     0.33
                                                         ==========     ==========     ==========
NET INCOME PER SHARE -- DILUTED.......................   $     1.02     $     0.89     $     0.33
                                                         ==========     ==========     ==========
Basic shares outstanding..............................       98,294         91,918         89,705
  Equivalent shares...................................        2,185          2,231          1,269
                                                         ----------     ----------     ----------
Diluted shares outstanding............................      100,479         94,149         90,974
                                                         ==========     ==========     ==========

NET INCOME............................................   $  102,616     $   83,710     $   29,912
Other comprehensive income (loss) net of tax:
  Foreign currency translation adjustment.............         (524)        (2,263)           575
  Minimum pension liability adjustment................       (6,625)         3,600         (3,712)
                                                         ----------     ----------     ----------
Other comprehensive income (loss).....................       (7,149)         1,337         (3,137)
                                                         ----------     ----------     ----------
COMPREHENSIVE INCOME..................................   $   95,467     $   85,047     $   26,775
                                                         ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (000 OMITTED)

                                                                     FISCAL YEAR ENDED
                                                         ------------------------------------------
                                                         DECEMBER 31,    JANUARY 3,    DECEMBER 28,
                                                             1998           1998           1996
                                                         ------------    ----------    ------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income.............................................    $102,616      $  83,710       $ 29,912
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization........................      36,489         31,763         30,533
  Deferred income taxes................................      33,235         36,545           (965)
  Restructuring charges and asset write-downs..........                                    55,000
  Change in operating assets and liabilities:
     Receivables.......................................     (29,152)         9,894         12,766
     Inventories.......................................       8,651         17,815         (7,763)
     Trade accounts payable............................       2,440         (3,457)        11,839
     Other assets and liabilities, net.................     (32,004)       (15,422)       (31,870)
                                                           --------      ---------       --------
Net cash provided by operating activities..............     122,275        160,848         99,452
                                                           --------      ---------       --------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures...................................     (50,330)       (46,715)       (49,468)
Acquisition of business, net of cash acquired..........    (271,043)       (31,575)
Proceeds from sales of property and equipment..........      10,662         35,853            128
                                                           --------      ---------       --------
Net cash used by investing activities..................    (310,711)       (42,437)       (49,340)
                                                           --------      ---------       --------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net proceeds from issuance of senior notes.............     192,377
Common stock purchased for treasury....................     (26,166)
Net payments on long-term borrowings...................      (2,077)      (206,216)       (13,488)
Proceeds from sale of common stock.....................                    107,990
Net change in short-term borrowings....................       1,889          8,500           (317)
Net change in receivables sold.........................      31,100        (15,998)        (1,808)
Dividends paid on common stock.........................     (31,497)       (29,510)       (14,365)
Cash proceeds from stock options.......................      25,126         12,810          2,779
Cash transfers to parent, net..........................                                   (14,695)
                                                           --------      ---------       --------
Net cash provided (used) by financing activities.......     190,752       (122,424)       (41,894)
                                                           --------      ---------       --------
Net increase (decrease) in cash and cash equivalents...       2,316         (4,013)         8,218
Cash and cash equivalents, beginning of year...........      10,089         14,102          5,884
                                                           --------      ---------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR.................    $ 12,405      $  10,089       $ 14,102
                                                           ========      =========       ========

                See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (000 OMITTED)

                                                                                                                 ACCUMULATED
                                  COMMON STOCK                  RETAINED                  PARENT      COMMON        OTHER
                                ----------------   ADDITIONAL    INCOME     EMPLOYEE    INVESTMENT   STOCK IN   COMPREHENSIVE
                                SHARES    AMOUNT    CAPITAL     (DEFICIT)   BENEFITS    & ADVANCES   TREASURY      INCOME
                                -------   ------   ----------   ---------   ---------   ----------   --------   -------------
BALANCE, DECEMBER 30, 1995....                                                          $ 496,230
  Net income..................                                                             35,855
  Payments to parent..........                                                            (14,695)
                                -------   ------    --------    --------    ---------   ---------    --------      -------
BALANCE AT SPIN-OFF, AUGUST
  15, 1996....................                                                            517,390
  Spin-off capitalization.....   95,346   $ 953     $237,664                $ (81,379)   (517,390)
                                -------   ------    --------    --------    ---------   ---------    --------      -------
BALANCE AFTER SPIN-OFF, AUGUST
  15, 1996....................   95,346     953      237,664                  (81,379)
  Exercise of stock options...      293       3        3,165                                             (389)
  Dividends on common stock...                                   (14,365)
  Change in unearned employee
    benefits..................                         6,380                   (2,038)                   (257)
  Net loss....................                                    (5,943)
  Other comprehensive
    income....................                                                                                     $(3,137)
                                -------   ------    --------    --------    ---------   ---------    --------      -------
BALANCE, DECEMBER 28, 1996....   95,639     956      247,209     (20,308)     (83,417)                   (646)      (3,137)
  Exercise of stock options...      807       8        5,884                   10,009                    (715)
  Net proceeds from stock
    offering..................    6,279      63      107,927
  Dividends on common stock...                                   (29,510)
  Change in unearned employee
    benefits..................                        32,927                  (32,164)                    (87)
  Net income..................                                    83,710
  Other comprehensive
    income....................                                                                                       1,337
                                -------   ------    --------    --------    ---------   ---------    --------      -------
BALANCE, JANUARY 3, 1998......  102,725   1,027      393,947      33,892     (105,572)                 (1,448)      (1,800)
  Exercise of stock options...    1,630      17       18,963                   13,158                    (923)
  Common stock purchased for
    treasury..................                                                                        (26,166)
  Dividends on common stock...                                   (31,497)
  Change in unearned employee
    benefits..................                        37,857                  (36,697)
  Net income..................                                   102,616
  Other comprehensive
    income....................                                                                                      (7,149)
                                -------   ------    --------    --------    ---------   ---------    --------      -------
BALANCE, DECEMBER 31, 1998....  104,355   $1,044    $450,767    $105,011    $(129,111)               $(28,537)     $(8,949)
                                =======   ======    ========    ========    =========   =========    ========      =======


                                  TOTAL
                                ---------
BALANCE, DECEMBER 30, 1995....  $ 496,230
  Net income..................     35,855
  Payments to parent..........    (14,695)
                                ---------
BALANCE AT SPIN-OFF, AUGUST
  15, 1996....................    517,390
  Spin-off capitalization.....   (360,152)
                                ---------
BALANCE AFTER SPIN-OFF, AUGUST
  15, 1996....................    157,238
  Exercise of stock options...      2,779
  Dividends on common stock...    (14,365)
  Change in unearned employee
    benefits..................      4,085
  Net loss....................     (5,943)
  Other comprehensive
    income....................     (3,137)
                                ---------
BALANCE, DECEMBER 28, 1996....    140,657
  Exercise of stock options...     15,186
  Net proceeds from stock
    offering..................    107,990
  Dividends on common stock...    (29,510)
  Change in unearned employee
    benefits..................        676
  Net income..................     83,710
  Other comprehensive
    income....................      1,337
                                ---------
BALANCE, JANUARY 3, 1998......    320,046
  Exercise of stock options...     31,215
  Common stock purchased for
    treasury..................    (26,166)
  Dividends on common stock...    (31,497)
  Change in unearned employee
    benefits..................      1,160
  Net income..................    102,616
  Other comprehensive
    income....................     (7,149)
                                ---------
BALANCE, DECEMBER 31, 1998....  $ 390,225
                                =========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

NOTE A.  BASIS OF PREPARATION

     On July 25, 1996, the Board of Directors of The Dial Corp ("Former Parent") declared a dividend to effect the spin-off of its Consumer Products Business (the "Spin-off"). The dividend was paid on August 15, 1996, to shareholders of record as of August 5, 1996. Each Dial shareholder received a dividend of one share of common stock of The Dial Corporation ("the Company"), which, since the Spin-off, has owned and operated the Consumer Products Business previously conducted by Former Parent. Concurrently with the Spin-off, the name of Former Parent was changed to Viad Corp.

     The Consolidated Financial Statements present the financial position, results of operations and cash flows of the divisions and subsidiaries comprising the Company, as if it had been formed as a separate entity for all periods presented. Dial's historical cost basis of the assets and liabilities have been carried over to the new company. Concurrent with the Spin-off, the Company was capitalized through settlement of Former Parent's investment and advances account of $517.4 million by the assumption of $280 million of long-term debt and $80.2 million (net of income taxes) in Armour employee benefit liabilities, with the net $157.2 million remaining comprising the Company's stockholders' equity as of the Spin-off date. All intercompany balances and transactions among the entities comprising the Company have been eliminated.

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

     Beginning with 1998, the Company's fiscal year end is December 31. Prior to 1998, the Company's fiscal year ended on the Saturday closest to the end of December. Fiscal year 1998 consisted of 52 weeks, fiscal year 1997 consisted of 53 weeks and fiscal year 1996 consisted of 52 weeks.

     Revenue Recognition. Sales are recorded at the time products are shipped to trade customers.

     Major Customers. Major customers are defined as those that individually accounted for more than 10% of the Company's sales. Sales to a major customer accounted for 17%, 17% and 16% of the Company's net sales in 1998, 1997 and 1996, respectively.

     Marketing and Research and Development Costs. All expenditures for marketing and research and development are charged against earnings in the year incurred and are reported in the Statement of Consolidated Operations under the caption "Selling, general and administrative expenses." The Company's internal and external research and development expenditures totaled approximately $10.2 million, $9.8 million and $15.2 million in 1998, 1997 and 1996, respectively. Marketing costs include the costs of advertising and various sales promotional programs.

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

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

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

     Intangibles. Intangibles are carried at cost less accumulated amortization. Intangibles that arose prior to November 1, 1970, as a result of the Former Parent's initial investment in the Company are not being amortized. Goodwill arising on or after November 1, 1970, is amortized on the straight-line method over the periods of expected benefit but not in excess of 40 years. Trademarks are amortized on the straight-line method over 40 years. The customer list that arose from the acquisition of PUREX(R) is being amortized over 30 years.

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

     The Company has defined benefit post retirement plans that provide medical and life insurance for eligible retirees and dependents. The related post retirement benefit liabilities are recognized over the period that services are provided by employees.

     Net Income Per Common Share. In accordance with SFAS No. 128, basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust (the "Trust") are not considered outstanding for net income per share calculations until the shares are released from the Trust.

     At December 31, 1998, there were 104,355,018 shares of common stock issued and 98,683,200 shares outstanding. At December 31, 1998, and January 3, 1998, a total of 4,495,736 and 5,072,785, respectively, of the issued shares were held by the Trust. At December 31, 1998, and January 3, 1998, a total of 1,176,082 and 101,040 shares of common stock, respectively, were held in treasury by the Company. The shares held at December 31, 1998, included 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first half of 1998 and 831,600 shares valued at $21.1 million as part of the Company's stock repurchase program.

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

     Reporting on Comprehensive Income. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") which was adopted in 1998. SFAS No. 130 requires that enterprises classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained income and additional capital in the stockholders' equity section of the balance sheet.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

     Segments of an Enterprise. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was adopted in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. See Note P to the Consolidated Financial Statements for additional information concerning the Company's segments of an enterprise disclosures.

     New Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is studying the application of this new Statement. This Statement shall be effective for annual periods beginning after June 15, 1999.

NOTE C.  ACQUISITION OF BUSINESSES

     On July 1, 1998, the Company acquired The Freeman Cosmetic Corporation ("Freeman"), a manufacturer and marketer of natural skin care, hair care, bath, body and foot care products for a cash purchase price of approximately $78.0 million. The cash purchase price for Freeman reflects a $6.0 million reduction as a result of a net worth adjustment received by the Company in January 1999. The Freeman acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminary allocated based on estimated fair value of assets and liabilities at date of acquisition, pending final determination of certain acquired balances. This preliminary allocation added $7.7 million to current assets, $19.6 million to current liabilities and has resulted in acquired goodwill of $87.5 million, which is being amortized on a straight-line basis over 40 years. The results of Freeman have been included in the consolidated financial statements since the acquisition date.

     On September 14, 1998, the Company acquired Sarah Michaels, Inc. ("Sarah Michaels"), a manufacturer and marketer of specialty bath and body care products for a cash purchase price of $187.0 million. The Sarah Michaels acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminary allocated based on estimated fair value of assets and liabilities at date of acquisition, pending final determination of certain acquired balances. At December 31, 1998, $5.0 million remains in escrow pending final valuation of certain acquired assets and liabilities. This preliminary allocation added $43.9 million to current assets, $16.1 million to current liabilities and has resulted in acquired goodwill of approximately $125.8 million, which is being amortized on a straight-line basis over 40 years. The results of Sarah Michaels have been included in the consolidated financial statements since the acquisition date.

     The Company continues to gather and analyze certain information required to complete the allocation of the purchase price of the acquisitions of Freeman and Sarah Michaels. Further adjustments to the allocation of the purchase price may arise as a result of the finalization of the ongoing study.

     The following unaudited pro forma combined condensed financial information for 1998 and 1997 includes the results of operations for the Company and assumes the acquisition of Sarah Michaels and Freeman were consummated at the beginning of each period presented, along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The unaudited pro forma combined condensed financial information does not give any effect to any potential cost savings which may arise from the consolidation of the acquisitions with the Company.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

     The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

                                                     DECEMBER 31,    JANUARY 3,
                                                         1998           1998
                                                     ------------    ----------
                                                           (000 OMITTED,
                                                       EXCEPT PER SHARE DATA)
Net sales..........................................   $1,580,286     $1,496,058
Operating income...................................      181,534        177,391
Net income.........................................       94,474         83,284
Earnings per share -- diluted......................   $     0.94     $     0.88

     In September 1997, the Company acquired Nuevo Federal S.A., a manufacturer and marketer of personal care and household products in Argentina, for a purchase price of approximately $35 million. Of this amount, $26.8 million was paid in cash with the remainder of the purchase price comprised of future payments contingent on the completion of certain transactions which have not yet occurred. In addition, in November 1997, the Company acquired three leading personal care soap brands and two laundry bar brands from The Procter & Gamble Company's Argentinean subsidiary for a purchase price of $4.8 million paid in cash. These acquisitions, accounted for under the purchase method of accounting, resulted in acquired goodwill of approximately $27.6 million which is being amortized on a straight-line basis over 25 years.

NOTE D.  RESTRUCTURING CHARGES AND INVENTORY AND ASSET WRITE-DOWNS

     In the third quarter of 1996, the Company announced a line of business and an administrative reorganization to streamline its management and administrative organization, eliminate approximately 250 positions, sell or discontinue a number of underperforming brands and exit the then existing corporate headquarters. The Company recorded restructuring charges and asset write-downs of $55 million ($33.6 million after tax) in the third quarter of 1996 for severance costs, discontinuance of product lines and building exit costs. Approximately $27.9 million of the charge related to inventories and was included in cost of products sold.

NOTE E.  INCOME AND EXPENSE ITEMS

     During 1998, the Company received approximately $10.7 million from the disposition of assets. The Purex Toss 'n Soft brand and related inventories were sold to Church & Dwight Co., Inc. for approximately $5.3 million. In addition, a non operating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on the transactions.

     In the third quarter of 1997, the Company sold to Church & Dwight Co., Inc., for $30.2 million Brillo soap pads and related products, Parsons' ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company's London, Ohio, plant, where Brillo was manufactured, also was part of the sale. In addition, the Company sold to other third parties for approximately $4.5 million its Bruce floor care trademark and its Magic sizing starch brand and related inventories. Included in operating income is an aggregate gain of $15.7 million from the sale of these businesses.

     Also included in 1997 operating income is $15.9 million of various impairment and other operating charges. In the third quarter of 1997, the Company evaluated the estimated life of the capitalized package design costs, which were being amortized over five years. In light of the accelerated pace of package design changes taking place in the Company and the industry, the estimated life of the capitalized package design costs was changed to one year. Accordingly, $9.5 million of capitalized package design costs were considered

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

impaired and written-off against income. In addition, the Company charged against income $4.5 million in discontinued product sales returns and $1.9 million in additional promotion claims on discontinued products.

NOTE F.  INVENTORIES

     Inventories consisted of the following:

                                                       DECEMBER 31,    JANUARY 3,
                                                           1998           1998
                                                       ------------    ----------
                                                             (000 OMITTED)
Raw materials and supplies...........................    $ 55,791       $ 36,938
Work in process......................................       7,855          9,373
Finished goods.......................................      91,795         77,747
                                                         --------       --------
                                                         $155,441       $124,058
                                                         ========       ========

NOTE G.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                      DECEMBER 31,    JANUARY 3,
                                                          1998           1998
                                                      ------------    ----------
                                                            (000 OMITTED)
Land................................................   $  10,057      $  10,071
Buildings and leasehold improvements................     118,630        108,613
Machinery and other equipment.......................     385,616        376,582
Construction in progress............................      32,093         15,936
                                                       ---------      ---------
                                                         546,396        511,202
Less accumulated depreciation.......................    (265,094)      (250,274)
                                                       ---------      ---------
                                                       $ 281,302      $ 260,928
                                                       =========      =========

NOTE H.  INTANGIBLES

     Intangibles consisted of the following:

                                                       DECEMBER 31,    JANUARY 3,
                                                           1998           1998
                                                       ------------    ----------
                                                             (000 OMITTED)
Goodwill(1)..........................................    $488,870       $265,335
Trademarks...........................................      52,718         54,957
Customer list and other intangibles..................      78,365         78,997
                                                         --------       --------
                                                          619,953        399,289
Less accumulated amortization........................     (73,954)       (67,807)
                                                         --------       --------
                                                         $545,999       $331,482
                                                         ========       ========

---------------
(1) Includes $155,259,000 of goodwill arising prior to November 1, 1970, that is not being amortized.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

NOTE I.  OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following:

                                                       DECEMBER 31,    JANUARY 3,
                                                           1998           1998
                                                       ------------    ----------
                                                             (000 OMITTED)
Accrued compensation.................................    $ 25,038       $ 30,238
Accrued trade promotions.............................      24,390         21,256
Employee benefit liabilities.........................      18,114         16,509
Dividends payable....................................       7,905          7,799
Other................................................      31,216         37,633
                                                         --------       --------
                                                         $106,663       $113,435
                                                         ========       ========

NOTE J.  DEBT

     Short-term debt at December 31, 1998, consisted of a $10,389,000 bank loan to the Company's Argentinean subsidiary, Nuevo Federal. The loan is denominated in Argentinean Pesos, bears interest at the bank's short-term rate (9% at December 31, 1998) and reprices monthly. The loan is subject to call by the bank at the end of each month.

     Long-term debt consisted of the following:

                                                       DECEMBER 31,    JANUARY 3,
                                                           1998           1998
                                                       ------------    ----------
                                                             (000 OMITTED)
$200 million 6.5% Senior Notes due 2008, net of issue
  discount...........................................    $197,938       $    --
Short-term bank borrowings supported by the long-term
  revolving Credit Agreement, with interest rates at
  December 31, 1998 ranging from 5.5% to 6%..........      82,285        84,399
                                                         --------       -------
          Total long-term debt.......................    $280,223       $84,399
                                                         ========       =======

     On September 23, 1998, the Company issued $200,000,000 of 6.5% Senior Notes due 2008. The Indenture governing these Senior Notes imposes restrictions on the Company with respect to, among other things, its ability to redeem the Senior Notes, place liens on certain properties and enter into certain sale and leaseback transactions.

     In addition, long-term debt consists of short-term bank borrowings classified as long-term because they are supported by the Company's $350 million long-term, revolving Credit Agreement. At December 31, 1998, the Company had $350 million available under the Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis under commitments available until August 15, 2002. The interest rate applicable to bank borrowings under the Credit Agreement is, at the Company's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the period of the Credit Agreement. The Agreement also provides for commitment fees. Such spreads and fees will change moderately should the Company's debt ratings change.

     The financial covenants of the Credit Agreement require the Company to maintain stockholders' equity equal to 80% of such equity as of the Spin-off date plus 25% of net income subsequent thereto plus certain other additions to stockholders' equity. The Company also is required to maintain a three-to-one ratio of long-term debt to income before interest, taxes, depreciation and amortization. Under the most restrictive of these

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

covenants, approximately $110 million of stockholders' equity was available for dividends as of December 31, 1998.

     Interest expense incurred on long-term debt in 1998, 1997 and 1996 was $10,526,000, $13,152,000 and $6,500,000, respectively.

     Interest paid to lenders other than the Former Parent in 1998, 1997 and 1996 was approximately $9,575,000, $13,567,500 and $5,329,800, respectively.

NOTE K.  INCOME TAXES

     The deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at December 31, 1998, and January 3, 1998, are related to the following:

                                                       DECEMBER 31,    JANUARY 3,
                                                           1998           1998
                                                       ------------    ----------
                                                             (000 OMITTED)
Property, plant and equipment........................    $(25,806)      $(34,837)
Pension and other employee benefits..................      77,921         83,599
Reserves, accruals and other.........................      29,773         25,462
Deferred state income taxes..........................      13,495         14,528
                                                         --------       --------
                                                         $ 95,383       $ 88,752
                                                         ========       ========

     The combined provision for income taxes consisted of the following:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                (000 OMITTED)
Current:
  United States:
     Federal..........................................  $21,898    $10,744    $10,262
     State............................................    1,677      2,024      3,081
  Foreign.............................................    1,151        912        133
                                                        -------    -------    -------
                                                         24,726     13,680     13,476
                                                        -------    -------    -------
Deferred:
  United States:
     Federal..........................................   31,266     30,133      5,977
     State............................................    1,969      6,412     (6,942)
                                                        -------    -------    -------
                                                         33,235     36,545       (965)
                                                        -------    -------    -------
Provision for income taxes............................  $57,961    $50,225    $12,511
                                                        =======    =======    =======

     Income taxes paid in 1998, 1997 and 1996 amounted to $23,109,534, $4,577,000 and $3,789,000, respectively. Taxes paid in 1997 and 1996 reflect income tax deductions associated with the 1996 and 1995 restructuring programs.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

     A reconciliation between the statutory federal income tax rate and the Company's consolidated effective income tax rate for each of the years ended December 31,1998, is as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
Federal statutory rate......................................  35.0%   35.0%   35.0%
Goodwill amortization.......................................    .5      .4     1.1
Spin-off transaction costs..................................                    .5
Foreign Sales Corp. benefit.................................   (.6)    (.7)   (1.0)
State income taxes..........................................   3.2     3.7     3.6
State deferred tax asset adjustment.........................                  (9.5)
Impact of lower foreign tax rate............................  (1.5)   (1.1)   (1.4)
Other, net..................................................   (.5)     .2     1.2
                                                              ----    ----    ----
Effective income tax rate...................................  36.1%   37.5%   29.5%
                                                              ====    ====    ====

NOTE L.  PENSION AND OTHER BENEFITS

                                                       DECEMBER 31,    JANUARY 3,
                                                           1998           1998
                                                       ------------    ----------
                                                             (000 OMITTED)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year....    $161,399       $154,671
Service cost.........................................       4,230          4,354
Interest cost........................................      12,239         11,923
Actuarial (gain)/loss................................      18,131           (840)
Other (recognition of past service costs)............       2,809
Benefits paid........................................      (9,116)        (8,709)
                                                         --------       --------
Projected benefit obligation.........................    $189,692       $161,399
                                                         ========       ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year.......    $157,616       $137,325
Actual return on plan assets.........................       6,678         28,421
Company contributions................................         896            579
Benefits paid........................................      (9,116)        (8,709)
                                                         --------       --------
Fair value of plan assets............................    $156,074       $157,616
                                                         ========       ========

     At December 31, 1998, the plans held 501,584 shares of common stock of the Company.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $99,455,000, $97,156,000 and $81,083,000, respectively, as of December 31, 1998, and $7,522,000, $5,866,000 and $862,000,
respectively, as of January 3, 1998.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

                                                           1998        1997
                                                         --------    --------
                                                            (000 OMITTED)
RECONCILIATION OF FUNDED STATUS:
Funded status..........................................  $(33,618)   $ (3,783)
Unrecognized transition obligation.....................       601         928
Unrecognized prior service cost........................     4,692       5,142
Unrecognized actuarial (gain)/loss.....................     7,547     (18,779)
                                                         --------    --------
Accrued pension cost...................................  $(20,778)   $(16,492)
                                                         ========    ========

                                                       DECEMBER 31,    JANUARY 3,
                                                           1998           1998
                                                       ------------    ----------
                                                             (000 OMITTED)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
Prepaid pension cost.................................    $  1,710       $  4,197
Accrued benefit liability............................     (32,403)       (20,717)
Additional minimum liability.........................       9,915             28
                                                         --------       --------
Net amount recognized................................    $(20,778)      $(16,492)
                                                         ========       ========

     At December 31, 1998, the plans held 501,584 shares of common stock of the Company.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plans assets were $99,455,000, $97,156,000, and $81,083,000, respectively, as of December 31, 1998, and $7,722,000, $5,866,000 and $862,000,
respectively, as of January 3, 1998.

                                                       1998        1997        1996
                                                     --------    --------    --------
CALCULATION OF NET PERIODIC PENSION COST:
Service cost.......................................  $  4,230    $  4,354    $  4,516
Interest cost......................................    12,239      11,923      11,419
Expected return on plan assets.....................   (13,439)    (11,965)    (11,250)
Amortization of:
  Net transition obligation........................       327         327         327
  Unrecognized past service cost...................       450         446         446
  Actuarial loss...................................       238         188         283
                                                     --------    --------    --------
Net periodic pension cost..........................  $  4,045    $  5,273    $  5,741
                                                     ========    ========    ========
Curtailment (Gain)/Loss............................  $     --    $     86    $   (529)
                                                     ========    ========    ========
Other Comprehensive (Income)/Loss..................  $  9,730    $ (6,068)   $  6,109
                                                     ========    ========    ========
ASSUMPTIONS TO BE DISCLOSED:
Discount rate for obligation.......................      7.00%       7.75%       8.00%
Long-term rate of investment return................     10.00%      10.00%       9.50%
Salary increase rate...............................      4.00%       4.00%       5.00%

     For the years ended December 31, 1998, January 3, 1998, and December 28, 1996, defined contribution plan expense was $2,026,000, $2,002,000 and $2,143,000, respectively: multi-employer pension plan costs were $1,259,000, $1,135,000 and $1,217,000, respectively.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

     Post retirement Benefits Other Than Pensions. The Company and its subsidiaries have defined benefit post retirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, the Company retained the obligations for such benefits for eligible retirees of Armour and Company (sold in 1983).

     Effective January 1, 1992, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Post retirement Benefits Other Than Pensions" ("OPEB"), which requires that estimated OPEB benefits be accrued during the years the employees provide services.

     The status of the plans are as follows:

                                                              DECEMBER 31,    JANUARY 3,
                                                                  1998           1998
                                                              ------------    ----------
                                                                    (000 OMITTED)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $ 190,117      $ 196,236
Service cost................................................       2,005          2,276
Interest cost...............................................      13,994         14,453
Plan participants' contributions............................       1,091          1,159
Amendments..................................................      (2,274)           952
Actuarial loss/(gain).......................................      10,830         (5,859)
Benefits paid...............................................     (17,075)       (19,100)
                                                               ---------      ---------
Benefit obligation at end of year...........................   $ 198,688      $ 190,117
                                                               =========      =========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   $      --      $      --
Employer contribution.......................................      15,984         17,941
Plan participants' contribution.............................       1,091          1,159
Benefits paid...............................................     (17,075)       (19,100)
                                                               ---------      ---------
Fair value of plan assets at end of year....................   $      --      $      --
                                                               =========      =========
Funded status...............................................   $(198,688)     $(190,117)
Unrecognized net gain.......................................     (11,873)       (24,373)
Unrecognized prior service cost.............................     (13,314)       (12,212)
                                                               ---------      ---------
Accrued benefit cost........................................   $(223,875)     $(226,702)
                                                               =========      =========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS.......   $(223,875)     $(226,702)
                                                               =========      =========

                                                  DECEMBER 31,    JANUARY 3,    DECEMBER 28,
                                                      1998           1998           1996
                                                  ------------    ----------    ------------
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate...................................      7.00%          7.75%          8.00%

     The assumed health care rate cost trend used to measure the accumulated post retirement benefit obligation for retirees below the age of 65 for 1999 is 8.0%, and for retirees above age 65 for 1999 is 6.5%, both gradually declining to an ultimate rate of 5% in 2002.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

                                                  DECEMBER 31,    JANUARY 3,    DECEMBER 28,
                                                      1998           1998           1996
                                                  ------------    ----------    ------------
                                                                (000 OMITTED)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost....................................    $ 2,005        $ 2,276        $ 2,589
Interest cost...................................     13,994         14,453         15,641
Amortization of:
  Unrecognized prior service cost...............     (1,172)          (881)          (696)
  Actuarial gain................................     (1,670)        (2,567)        (2,391)
                                                    -------        -------        -------
Net periodic benefit cost.......................    $13,157        $13,281        $15,143
                                                    =======        =======        =======
Curtailment gain................................    $    --        $    --        $(4,611)
                                                    =======        =======        =======

     The 1998, 1997 and 1996 components of net periodic post retirement benefit cost reflect a full years expense of approximately $6.8 million, $5.8 million and $6.9 million, respectively, incurred on the Armour employee benefit liabilities assumed in the Spin-off. Expenses of approximately $6.8 million for the year ended December 31, 1998, $5.8 million for the year ended January 3, 1998, and $2.2 million for the year ended December 28, 1996, which were incurred after the Spin-off, are included in "Interest and Other Expenses" in the Statement of Consolidated Operations. For the year ended December 28, 1996, expenses of $4.7 million incurred prior to the Spin-off were recorded in the financial statements of Former Parent.

                                                              INCREASE    (DECREASE)
                                                              --------    ----------
EFFECT OF ONE-PERCENTAGE-POINT CHANGE IN ASSUME
  HEALTH CARE COST TREND RATES:
Effect on the total of service and interest cost
  components................................................  $ 1,630      $ (1,357)
Effect on accumulated post retirement benefit obligation....  $16,824      $(14,076)

NOTE M.  LEASES

     Certain sales and administration offices and equipment are leased. The leases expire in periods ranging generally from one to five years, and some provide for renewal options ranging from one to eight years. Leases that expire are generally renewed or replaced by similar leases, depending on business needs at that time. Net rent expense paid in 1998, 1997 and 1996 totaled $8,989,000, $6,533,000 and $3,797,000, respectively.

     At December 31, 1998, the Company's future minimum rental payments with respect to noncancelable operating leases with terms in excess of one year were as follows: $8,641,000 (1999), $8,144,000 (2000), $7,407,000 (2001), $6,157,000
(2002), $3,936,000 (2003) and $12,879,000 thereafter.

NOTE N. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial Instruments with Off-Balance-Sheet Risk. At December 31, 1998, the Company had an agreement to sell undivided participating interests in a defined pool of trade accounts receivable in an amount not to exceed $90,000,000 as a means of accelerating cash flow. From time to time, as collections reduce accounts receivable in the pool, the Company sells participating interests in new receivables. The Company's expenses of selling receivables amounted to approximately $4,295,000, $4,752,000 and $2,059,000 in 1998, 1997 and 1996,
respectively, and are included in the Statement of Consolidated Operations under the caption "Interest and Other Expenses." Under the terms of the agreement, the Company has retained substantially the same risk of credit loss as if the receivables had not been sold, as the Company is obligated to replace uncollectible receivables with new accounts receivable. The Company's accounts receivable sold totaled $90,000,000 and $58,902,000 at December 31, 1998, and January 3, 1998, respectively. The Company's

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

average accounts receivable sold approximated $82,144,000, $70,727,000 and $42,637,000 during 1998, 1997 and 1996, respectively.

     In connection with the Spin-off, the Company assumed an interest rate swap agreement in the notional amount of $65,000,000. The agreement, which matured in December 1997, required the Company to pay a fixed rate of 8.87% and receive a six-month LIBOR rate.

     Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, receivables, accounts payable and bank borrowings approximate fair values due to the short-term maturities of these instruments.

NOTE O.  STOCK OPTIONS

     Certain officers and employees hold options to acquire the Company's common stock, which were granted under Former Parent's stock option plans. These options were granted over a period of nine years and have been adjusted for stock splits and the Spin-off. Such options were transferred to the Company as part of the Spin-off, with the number of shares and option prices adjusted so as to preserve the economic value of the options to the optionees. Such options were granted at the market prices on the dates of grant, became exercisable 50% after one year and 100% after two years and expire after 10 years. No additional options will be granted under these plans.

     In connection with the Spin-off, the Company adopted The Dial Corporation Stock Incentive Plan ("1996 Plan") which is administered by the Executive Compensation Committee of the Board of Directors. Under the 1996 Plan, the aggregate number of shares of common and preferred stock covered by awards to any one individual cannot exceed 1,000,000 shares for any three-year period (plus shares necessary to replace options granted by the Former Parent and transferred to the Company in connection with the Spin-off), and no more than 9,600,000 shares are cumulatively available for options intended to qualify as "incentive stock options" under the Internal Revenue Code. The term of the options is 10 years. The Plan provides that options are generally to be granted at the market price on the date of grant; however, the Executive Compensation Committee may grant options at less than such market price. The 1996 Plan also authorizes the issuance of stock appreciation rights and restricted stock.

     Under the 1996 Plan, incentive stock options to purchase 232,490 shares and non qualified options to purchase 55,916 shares were granted at the market price on the dates of grant during 1998. After one year, one-third of the options become exercisable when the average closing market price over 20 consecutive days equals or exceeds 133% of the option price, two-thirds when such price equals or exceeds 167% of the option price and 100% when such price equals or exceeds 200% of the option price. All such options become exercisable, in any event, after five years from the date of grant. It is expected that additional options will not be granted prior to August 1999.

     During 1998, options to purchase 39,100 shares also were granted to non employee members of the Board of Directors at the market prices on the dates of grant. Such options are exercisable 50% after one year and 100% after two years. The options expire after 10 years.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

     A summary of the status of the Company's stock option plans as of December 31, 1998, and changes during the fiscal years 1996, 1997 and 1998, are presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                          SHARES       PRICE
                                                        ----------    --------
Outstanding at spin-off...............................   4,298,041     $ 9.63
Granted...............................................   6,226,324      13.11
Exercised.............................................    (293,015)      9.25
Canceled..............................................     (61,776)     11.84
                                                        ----------
Outstanding at December 28, 1996......................  10,169,574      11.76
Granted...............................................   1,283,352      16.23
Exercised.............................................  (1,415,570)      9.57
Canceled..............................................  (1,056,435)     13.23
                                                        ----------
Outstanding at January 3, 1998........................   8,980,921      12.60
Granted...............................................     328,106      23.78
Exercised.............................................  (2,253,436)     11.62
Canceled..............................................    (701,845)     14.29
                                                        ----------     ------
Outstanding at end of year............................   6,353,746     $13.34
                                                        ==========     ======
Options exercisable at end of year....................   5,393,510     $12.42
                                                        ==========     ======

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                 WEIGHTED
                                  AVERAGE
                                 REMAINING    WEIGHTED                 WEIGHTED
                                CONTRACTUAL   AVERAGE                  AVERAGE
   RANGE OF         OPTIONS        LIFE       EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICES   OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
---------------   -----------   -----------   --------   -----------   --------
 $ 5.62-$ 6.88       291,024        1.9        $ 6.53       291,024     $ 6.53
 $ 8.38-$ 9.23       329,061        3.8          8.95       329,061       8.95
 $ 9.64-$11.15       556,974        4.8         10.44       556,974      10.44
 $11.91-$12.88     3,155,833        7.6         12.75     3,155,833      12.75
 $13.38-$14.50       817,939        7.7         14.27       565,154      14.19
 $15.38-$16.94       721,092        8.5         16.08       441,650      16.06
 $17.25-$18.31       129,184        8.8         17.49        42,384      17.48
 $19.56-$21.81       164,291        9.5         21.45        11,430      20.68
 $22.38-$23.16        40,905        9.7         23.08
 $23.63-$24.50        52,208        9.3         23.99
 $24.84-$25.31        16,210        9.5         25.11
 $25.78-$28.72        79,025        9.8         27.67
                   ---------        ---        ------     ---------     ------
                   6,353,746        7.1        $13.34     5,393,510     $12.42
                   =========        ===        ======     =========     ======

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

     Average assumptions used in determining the estimated fair value of options under the Black-Scholes valuation model, and the estimated fair values are as follows:

                                                    DECEMBER 31,   JANUARY 3,   DECEMBER 28,
                                                        1998          1998          1996
                                                    ------------   ----------   ------------
Estimated fair value of options, per share........     $6.63         $4.18         $2.27
Expected average risk-free interest rate..........       4.9%          6.3%          6.3%
Expected life in years............................       4.6           4.4           4.2
Expected volatility...............................      27.5%         25.0%         20.4%
Expected dividend rate............................       1.4%          2.0%          2.4%

                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (000 OMITTED)
Net income as reported...............................  $102,616    $83,710    $29,912
                                                       ========    =======    =======
Pro forma net income.................................  $ 96,912    $78,224    $27,298
                                                       ========    =======    =======
Net income per share-basic-as reported...............  $   1.04    $  0.91    $  0.33
                                                       ========    =======    =======
Pro forma net income per share-basic.................  $   0.99    $  0.85    $  0.30
                                                       ========    =======    =======
Net income per share-diluted-as reported.............  $   1.02    $  0.89    $  0.33
                                                       ========    =======    =======
Pro forma net income per share.......................  $   0.96    $  0.83    $  0.30
                                                       ========    =======    =======

NOTE P.  SEGMENTS OF AN ENTERPRISE

     For organizational, marketing and financial reporting purposes, the Company has organized into three business segments: (i) Domestic Branded, (ii) International, and (iii) Commercial Markets and Other. The segments were identified based on the types of products sold, the customer base and method of distribution.

     The Domestic Branded business segment consists of franchises that manufacture and market non durable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Dial, Purex, Renuzit, Armour and Specialty Personal Care operating franchises. The Company acquired Freeman, a leading manufacturer and marketer of skin, hair, bath, body and foot care products utilizing natural ingredients, all sold under the Freeman brand name on July 1, 1998. The Company also acquired Sarah Michaels, a leading marketer of premium specialty bath and body products, including body washes, body mists, luxury soaps, hand and body lotions, loofahs, sponges and brushes, which are distributed under the Sarah Michaels brand name, on September 14, 1998. These two acquisitions were combined with the Company's Nature's Accents line of translucent soaps and specialty care products, and its subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, to create the Specialty Personal Care franchise.

     The International business segment consists of the Company's sale of consumer products outside of the United States, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

     The Company's Commercial Markets and Other business sells the Company's products, both branded and un-branded, through the commercial channel to end users such as hotels, hospitals and schools. In addition, Commercial Markets includes sales of chemicals, principally glycerin, fatty acids and sulfonates, that are by-products of the soap making and detergent making process.

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

     Information as to the operations of the Company in different business segments is set forth below. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note B).

                                    COMMERCIAL                                             DISCONTINUED
                        DOMESTIC     MARKETS       TOTAL                        TOTAL       & DIVESTED
                        BRANDED     AND OTHER     DOMESTIC    INTERNATIONAL   CONTINUING     PRODUCTS
                       ----------   ----------   ----------   -------------   ----------   ------------
                                                        (000 OMITTED)
NET SALES:
  1998...............  $1,295,410    $64,020     $1,359,430     $164,586      $1,524,016     $    501
  1997...............   1,150,057     76,790      1,226,847       82,783       1,309,630       52,976
  1996...............   1,111,366     80,115      1,191,481       56,857       1,248,338      158,062
OPERATING INCOME:
  1998...............     161,849      8,421        170,270       13,723         183,993          (58)
  1997...............     142,430      9,814        152,244        9,046         161,290          880
  1996...............     119,874     14,434        134,308        2,325         136,633      (11,236)
CAPITAL EXPENDITURES:
  1998...............      39,039        198         39,237       11,093          50,330
  1997...............      40,840      3,139         43,979        2,736          46,715
  1996...............      47,502                    47,502        1,966          49,468
ACQUISITION OF
  BUSINESSES:
  1998...............     271,043                   271,043                      271,043
  1997...............                                             31,575          31,575
ASSETS AT YEAR END:
  1998...............   1,034,425     10,005      1,044,430      130,945       1,175,375
  1997...............     787,021      9,306        796,327       87,525         883,852

                       RESTRUCTURING
                         AND OTHER
                         EXPENSES          TOTAL
                       -------------     ----------
                              (000 OMITTED)
NET SALES:
  1998...............                    $1,524,517
  1997...............                     1,362,606
  1996...............                     1,406,400
OPERATING INCOME:
  1998...............                       183,935
  1997...............                       162,170
  1996...............    $(55,000)(1)        70,397
CAPITAL EXPENDITURES:
  1998...............                        50,330
  1997...............                        46,715
  1996...............                        49,468
ACQUISITION OF
  BUSINESSES:
  1998...............                       271,043
  1997...............                        31,575
ASSETS AT YEAR END:
  1998...............                     1,175,375
  1997...............                       883,852

---------------
(1) See Note D to the Consolidated Financial Statements.

     Wal-Mart Stores Inc. (and its affiliate, Sam's Club) was the Company's largest customer in 1998, 1997 and 1996, accounting for approximately 17%, 17%, and 16%, respectively, of net sales. No other customer accounted for more than 10% of net sales in 1998, 1997 or 1996. No single foreign country comprised more than 5% of the Company's total net sales in 1998. Net sales in Argentina were $85.1 million in 1998. No foreign country comprised more than 5% of the Company's total net sales in 1997 or 1996.

NOTE Q.  CONDENSED CONSOLIDATED QUARTERLY RESULTS (UNAUDITED)

                               FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                            -------------------   -------------------   -------------------   -------------------
                              1998       1997       1998       1997       1998       1997       1998       1997
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                  (000 OMITTED, EXCEPT FOR PER SHARE DATA)
Net sales.................  $335,022   $316,242   $366,798   $349,268   $383,909   $334,290   $438,788   $362,806
Gross profit..............  $158,516   $146,952   $180,937   $166,231   $188,459   $160,567   $209,204   $170,744
Operating income..........  $ 40,554   $ 36,657   $ 44,752   $ 40,057   $ 47,144   $ 40,985   $ 51,485   $ 44,471
Net income................  $ 22,911   $ 18,323   $ 25,607   $ 20,382   $ 26,728   $ 22,352   $ 27,370   $ 22,653
Net income per share
  --Basic.................  $   0.23   $   0.20   $   0.26   $   0.22   $   0.27   $   0.25   $   0.28   $   0.24
  --Diluted...............  $   0.23   $   0.20   $   0.25   $   0.22   $   0.27   $   0.24   $   0.27   $   0.23

NOTE R.  LITIGATION AND CLAIMS

     The Company is party to various legal actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings and claims referred to above

             FISCAL YEARS ENDED DECEMBER 31, 1998, JANUARY 3, 1998
                             AND DECEMBER 28, 1996

could be decided against the Company. Although the amount of liability at December 31, 1998, with respect to these matters is not ascertainable, the Company believes that any resulting liability will not materially affect the Company's financial position or results of operations.

     The Company is subject to various environmental laws and regulations of the United States, as well as states and other countries in whose jurisdictions the Company has or had operations and is subject to certain international agreements. As is the case with many companies, the Company faces exposure to actual or potential claims and lawsuits involving environmental matters. Although the Company is party to certain environmental disputes, the Company believes that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of, any potential insurance recoveries, will not have a material adverse effect on the Company's financial position or results of operations. As of December 31, 1998, the Company had accrued in its financial statements approximately $3 million in reserves for expenses related to Superfund and clean-up of closed plant sites.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has never filed a Current Report on Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure or otherwise.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's Directors and Executive Officers is set forth below and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held on June 3, 1999 (the "Proxy Statement"), which is incorporated by reference into this Form 10-K. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

NAME                                   AGE    POSITION
----                                   ---    --------
                                              Chairman of the Board, President and Chief Executive
Malcolm Jozoff(1)....................  59     Officer
Jeffrey B. Dias......................  47     Senior Vice President-Marketing and New Business
Arthur E. Hanke......................  51     Senior Vice President-Sales
Daniel J. King.......................  46     Senior Vice President-Product Supply
Jane E. Owens........................  45     Senior Vice President, General Counsel and Secretary
Susan J. Riley.......................  40     Senior Vice President and Chief Financial Officer
Mark R. Shook........................  44     Senior Vice President-International/CMD
Bernhard J. Welle....................  50     Senior Vice President-Human Resources
Joy A. Amundson(1)(2)(3).............  44     Director
Herbert M. Baum(3)(5)................  62     Director
Joe T. Ford(1)(4)(5).................  61     Director
Thomas L. Gossage(1)(2)(5)...........  64     Director
Donald E. Guinn(3)(4)................  66     Director
Michael T. Riordan(1)(3)(5)..........  48     Director
Barbara S. Thomas(2)(4)..............  49     Director
Salvador M. Villar(2)(4).............  48     Director

---------------
(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Executive Compensation Committee.

(4) Member of the Finance Committee.

(5) Member of the Governance Committee.

     Malcolm Jozoff. Mr. Jozoff has been Chairman of the Board, President and Chief Executive Officer of the Company since the Company's formation in 1996. Prior to joining the Company, Mr. Jozoff served as President and Chief Executive Officer of the Consumer Products Business of Former Parent, positions to which he was appointed in May 1996. From 1993 to 1995, he was Chairman and Chief Executive Officer of Lenox, Inc., a manufacturer of consumer durables. From 1967 to 1992, Mr. Jozoff was employed by The Procter & Gamble Company, a manufacturer of consumer products, where, in 1990, he achieved the positions of President -- Health Care Sector, Corporate Group Vice President and member of the Executive Committee. Mr. Jozoff also is a director of the Columbia Energy Group.

     Jeffrey B. Dias.  Mr. Dias joined the Company as Senior Vice
President -- Marketing and New Business in March 1999. From January 1998 to March 1999, Mr. Dias served as President of The Singer Sewing Company, a manufacturer of sewing appliances, and from January 1997 until March 1999, he served as Senior Vice President of The Singer Company N.V., a manufacturer and retailer of household appliances. From 1978 until 1996, Mr. Dias was employed in various management positions in the health care, food, beverages and consumer products divisions of The Procter & Gamble Company, a manufacturer of consumer products, with his last position being Marketing Director -- Health Care Products -- Worldwide. In 1992, Mr. Dias served as the Category Manager -- Oral Health Products for Blendax in Germany, a subsidiary of The Procter & Gamble Company.

     Arthur E. Hanke. Mr. Hanke has served as Senior Vice President-Sales of the Company since January 1999. From September 1998 to January 1999, he served as Vice President, Corporate Sales of the Company, and from the Spin-off to September 1998, he served as Vice President, Customer Management of the Company. From 1991 to the Spin-off, Mr. Hanke served in various capacities for the Consumer Products Business of Former Parent, including Vice President, Western Division Grocery Sales, from 1991 to 1993; Vice President, Broker Sales, from 1993 to 1994; and Vice President, Marketing, Detergents, from 1994 to the Spin-off.

     Daniel J. King. Mr. King has served as Senior Vice President-Product Supply of the Company since September 1996. From the Spin-off to September 1996, Mr. King served as the Company's Senior Vice President, Customer Service. From 1991 until the Spin-off, Mr. King served as Senior Vice President, Customer Service of the Consumer Products Business of Former Parent.

     Jane E. Owens. Ms. Owens has served as Senior Vice President, General Counsel and Secretary of the Company since May 1997. From 1992 to May 1997, Ms. Owens served as Vice President and General Counsel of The Timberland Company, a manufacturer of footwear, apparel and accessories.

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

     Mark R. Shook. Mr. Shook has served as Senior Vice President-International of the Company since September 1996. From the Spin-off until September 1996, he was an Executive Vice President and General Manager, Personal Care, of the Company. From September 1990 to the Spin-off, Mr. Shook was an Executive Vice President of the Consumer Products Business of Former Parent, serving as General Manager, Food from September 1990 to September 1993; General Manager, Food and International, from September 1993 to April 1994; General Manager, Laundry and International, from April to September 1994; General Manager, Soaps and Detergents, from September 1994 to July 1995; and General Manager, Personal Care, from July 1995 to the Spin-off.

     Bernhard J. Welle. Mr. Welle has served as Senior Vice President-Human Resources of the Company since August 1996. From 1987 to August 1996, Mr. Welle served as Vice President, Human Resources of the Consumer Products Business of Former Parent.

     Joy A. Amundson. Ms. Amundson has been a Director of the Company since 1997, and is Senior Vice President of Abbott Laboratories, a diversified health care products and services company, and President of Ross Laboratories. She has held a number of other management positions since joining Abbott in 1982. Ms. Amundson also is Chairman of the Board of Lutheran General Hospital.

     Herbert M. Baum. Mr. Baum has been a Director of the Company since 1997, and is President and Chief Operating Officer and a Director of Hasbro, Inc., a manufacturer and marketer of toy products. Mr. Baum served as Chairman and Chief Executive Officer of Quaker State Corporation from 1993 to January 1999. From 1978 to 1992, Mr. Baum was employed by Campbell Soup Company ("Campbell"). In 1992, he was named President of Campbell-North and South America. Mr. Baum also is a director of Meredith Corporation, Whitman Corporation, Fleming Companies, Inc., Pennzoil-Quaker State Company and Midas, Inc.

     Joe T. Ford. Mr. Ford has been a Director of the Company since 1996, and is Chairman and Chief Executive Officer and a Director of ALLTEL Corporation ("ALLTEL"), a telecommunications and information services company. Mr. Ford became Chief Executive Officer of ALLTEL in 1987 and Chairman of the Board in 1991. Mr. Ford also is a director of Textron, Inc.

     Thomas L. Gossage. Mr. Gossage has been a Director of the Company since 1996. Mr. Gossage retired as Chairman and Chief Executive Officer of Hercules Incorporated, a worldwide producer of chemicals and related products, in January 1997. Mr. Gossage also is a director of Fluor Corporation and Alliant Techsystems Inc.

     Donald E. Guinn. Mr. Guinn has been a Director of the Company since 1996, and is Chairman Emeritus of Pacific Telesis Group, a telecommunications holding company ("PacTel"). Mr. Guinn served as Chairman and Chief Executive Officer of PacTel from 1984 through his retirement in 1988. He also is a director of Pacific Mutual Life Insurance Company and its affiliates, Pacific LifeCorp and Pacific Life Insurance Company, and Bank of America Corporation.

     Michael T. Riordan. Mr. Riordan has been a Director of the Company since 1997. From August 1997 to August 1998, Mr. Riordan served as President and Chief Operating Officer of Fort James Corporation, a paper products manufacturer. Prior to the merger of Fort Howard Corporation with James River Corporation, he served as Chairman of the Board, President and Chief Executive Officer of Fort Howard Corporation from 1992 to 1997. Mr. Riordan also is a director of American Medical Security Group, Inc.

     Barbara S. Thomas. Ms. Thomas has been a Director of the Company since 1997, and is President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company. Ms. Thomas has more than 20 years of experience as a consumer goods marketer and general manager. She was with the Pillsbury Company ("Pillsbury") from 1993 to 1997, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas was Senior Vice President-Marketing for Nabisco Brands, Inc. from 1991 to 1993.

     Salvador M. Villar. Mr. Villar has been a Director of the Company since June 1998. He is President and Chief Executive Officer of California Commerce Bank ("CCB"), the U.S. banking arm of Banco Nacional de Mexico ("Banamex"), and has been with CCB since 1981. Mr. Villar started his banking career in Mexico as a commercial lender and later became Vice President of Corporate Lending at Banamex. Mr. Villar also is Vice Chairman and Chair of the Executive Committee of Banco Bansud, S.A.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) FINANCIAL STATEMENTS AND SCHEDULES

                                                                PAGE
                                                                ----
          (i) Financial Statements.
               (1) Management's Report on Responsibility for
              Financial Reporting...........................     22
               (2) Independent Auditor's Report.............     23
               (3) Consolidated Financial Statements:
                      Consolidated Balance Sheet at December
                     31, 1998, and January 3, 1998..........     24
                      Statement of Consolidated Operations
                     and Comprehensive Income for the years
                     ended December 31, 1998, January 3,
                     1998, and December 28, 1996............     25
                      Statement of Consolidated Cash Flows
                     for the years ended December 31, 1998,
                     January 3, 1998, and December 28,
                     1996...................................     26
                      Statement of Consolidated
                     Stockholders' Equity for the years
                     ended December 31, 1998, January 3,
                     1998, and December 28, 1996............     27
                      Notes to Consolidated Financial
                     Statements.............................     28
          (ii) Financial Statement Schedules

               Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the consolidated financial statements or notes to the consolidated financial statements included herein.

     (B) REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated October 20, 1998, reporting that the Company issued a press release relating to its financial results for the third quarter of 1998, a copy of which was filed as Exhibit 99.

     The Company also filed a Current Report on Form 8-K, dated January 26, 1999, reporting that the Company issued a press release relating to its financial results for the fourth quarter of 1998 and the 1998 fiscal year, a copy of which was filed as Exhibit 99.

     (C) EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION                               METHOD OF FILING
-------                -----------                               ----------------
3(a)     Restated Certificate of Incorporation of    Incorporated by reference to Exhibit
         the Company                                 3(a) of the Company's Form 10/A (Am. No.
                                                     2), dated July 26, 1996 (the "Form 10").
3(b)     Bylaws of the Company                       Incorporated by reference to Exhibit
                                                     3(b) of the Company's Form 10-Q for the
                                                     quarter ended July 4, 1998.
4 (a)    Form of Rights Agreement between the        Incorporated by reference to Exhibit 4
         Company and the Rights Agent                of the Form 10.
4 (b)    Indenture, dated September 23, 1996,
         between the Company and Norwest Bank
         Arizona, N.A.*
4 (c)    First Supplemental Indenture, dated
         September 23, 1996, between the Company
         and Norwest Bank Arizona, N.A.*
10(a)    Director's Indemnification Agreement+       Incorporated by reference to Exhibit
                                                     10(a) of the Company's Form 10-Q, dated
                                                     November 11, 1996 (the "Form 10-Q").

EXHIBIT
NUMBER                 DESCRIPTION                               METHOD OF FILING
-------                -----------                               ----------------
10(b)    Officer's Indemnification Agreement+        Incorporated by reference to Exhibit
                                                     10(b) of the Form 10-Q.
10(c)    Supplemental Capital Accumulation Plan      Incorporated by reference to Exhibit
         Agreement+                                  10(c) of the Form 10-Q.
10(d)    Supplemental Pension Plan Agreement+        Incorporated by reference to Exhibit
                                                     10(d) of the Form 10-Q.
10(e)    The Dial Corporation 1996 Stock
         Incentive Plan.+*
10(f)    Annual Incentive Plan Agreement+            Incorporated by reference to Exhibit
                                                     10(f) of the Company's Form 10-K for the
                                                     fiscal year ended December 28, 1996 (the
                                                     "Form 10-K").
10(g)    Form of The Dial Corporation Director's     Incorporated by reference to Exhibit
         Charitable Award Program+                   10(f) of the Form 10.
10(h)    Form of Change of Control Agreements
         with certain Executive Officers of the
         Company+*
10(i)    Credit Agreement                            Incorporated by reference to Exhibit
                                                     10(j) of the Form 10.
10(j)    Form of The Dial Corporation Employee       Incorporated by reference to Exhibit
         Equity Trust                                10(k) of the Form 10.
10(k)    The Dial Corporation Amended and            Incorporated by reference to Exhibit 4.5
         Restated Directors Deferred Compensation    of the Company's Registration Statement
         Plan+                                       on Form S-8 (File No. 333-67619) (the
                                                     "Form S-8").
10(l)    The Dial Corporation Amended and            Incorporated by reference to Exhibit 4.4
         Restated Management Deferred                of the Form S-8.
         Compensation Plan+
10(m)    Restated Employment Agreement, dated        Incorporated by reference to Exhibit
         August 11, 1997, between the Company and    10(m) of the Company's Form 10-K for the
         Malcolm Jozoff +                            fiscal year ended January 3, 1998.
10(n)    Change of Control Agreement, dated
         October 28, 1998, between the Company
         and Malcolm Jozoff + *
21       List of Significant Subsidiaries of the
         Company*
23       Consent of Deloitte & Touche LLP
24       Power of Attorney                           See Signature Page
27       Financial Data Schedule*

---------------
+ Management contract or compensatory plan or arrangement
 * Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Scottsdale, Arizona, on March 29, 1999.

                                          THE DIAL CORPORATION

                                          By: /s/ MALCOLM JOZOFF

                                            ------------------------------------
                                            Malcolm Jozoff
                                            Chairman of the Board, President
                                            and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS that the persons whose signatures appear below, constitute and appoint Malcolm Jozoff and Susan J. Riley, and each of them, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                /s/ MALCOLM JOZOFF                   Chairman of the Board,             March 29, 1999
---------------------------------------------------    President and Chief Executive
                  Malcolm Jozoff                       Officer (Principal Executive
                                                       Officer)

                /s/ SUSAN J. RILEY                   Senior Vice President and Chief    March 29, 1999
---------------------------------------------------    Financial Officer (Principal
                  Susan J. Riley                       Financial Officer and
                                                       Principal Accounting Officer)

                /s/ JOY A. AMUNDSON                  Director                           March 29, 1999
---------------------------------------------------
                  Joy A. Amundson

                /s/ HERBERT M. BAUM                  Director                           March 29, 1999
---------------------------------------------------
                  Herbert M. Baum

                  /s/ JOE T. FORD                    Director                           March 29, 1999
---------------------------------------------------
                    Joe T. Ford

               /s/ THOMAS L. GOSSAGE                 Director                           March 29, 1999
---------------------------------------------------
                 Thomas L. Gossage

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
                /s/ DONALD E. GUINN                  Director                           March 29, 1999
---------------------------------------------------
                  Donald E. Guinn

              /s/ MICHAEL T. RIORDAN                 Director                           March 29, 1999
---------------------------------------------------
                Michael T. Riordan

               /s/ BARBARA S. THOMAS                 Director                           March 29, 1999
---------------------------------------------------
                 Barbara S. Thomas

               /s/ SALVADO M. VILLAR                 Director                           March 29, 1999
---------------------------------------------------
                Salvador M. Villar

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION                               METHOD OF FILING
-------                -----------                               ----------------
3 (a)    Restated Certificate of Incorporation of    Incorporated by reference to Exhibit
         the Company                                 3(a) of the Company's Form 10/A (Am. No.
                                                     2), dated July 26, 1996 (the "Form 10").
3 (b)    Bylaws of the Company                       Incorporated by reference to Exhibit
                                                     3(b) of the Company's Form 10-Q for the
                                                     quarter ended July 4, 1998.
4 (a)    Form of Rights Agreement between the        Incorporated by reference to Exhibit 4
         Company and the Rights Agent                of the Form 10.
4 (b)    Indenture, dated September 23, 1996,
         between the Company and Norwest Bank
         Arizona, N.A.*
4 (c)    First Supplemental Indenture, dated
         September 23, 1996, between the Company
         and Norwest Bank Arizona, N.A.*
10(a)    Director's Indemnification Agreement+       Incorporated by reference to Exhibit
                                                     10(a) of the Company's Form 10-Q, dated
                                                     November 11, 1996 (the "Form 10-Q").
10(b)    Officer's Indemnification Agreement+        Incorporated by reference to Exhibit
                                                     10(b) of the Form 10-Q.
10(c)    Supplemental Capital Accumulation Plan      Incorporated by reference to Exhibit
         Agreement+                                  10(c) of the Form 10-Q.
10(d)    Supplemental Pension Plan Agreement+        Incorporated by reference to Exhibit
                                                     10(d) of the Form 10-Q.
10(e)    The Dial Corporation 1996 Stock
         Incentive Plan.+*
10(f)    Annual Incentive Plan Agreement+            Incorporated by reference to Exhibit
                                                     10(f) of the Company's Form 10-K for the
                                                     fiscal year ended December 28, 1996 (the
                                                     "Form 10-K").
10(g)    Form of The Dial Corporation Director's     Incorporated by reference to Exhibit
         Charitable Award Program+                   10(f) of the Form 10.
10(h)    Form of Change of Control Agreements
         with certain Executive Officers of the
         Company+*
10(i)    Credit Agreement                            Incorporated by reference to Exhibit
                                                     10(j) of the Form 10.
10(j)    Form of The Dial Corporation Employee       Incorporated by reference to Exhibit
         Equity Trust                                10(k) of the Form 10.
10(k)    The Dial Corporation Amended and            Incorporated by reference to Exhibit 4.5
         Restated Directors Deferred Compensation    of the Company's Registration Statement
         Plan+                                       on Form S-8 (File No. 333-67619) (the
                                                     "Form S-8").
10(l)    The Dial Corporation Amended and            Incorporated by reference to Exhibit 4.4
         Restated Management Deferred                of the Form S-8.
         Compensation Plan+
10(m)    Restated Employment Agreement, dated        Incorporated by reference to Exhibit
         August 11, 1997, between the Company and    10(m) of the Company's Form 10-K for the
         Malcolm Jozoff +                            fiscal year ended January 3, 1998.
10(n)    Change of Control Agreement, dated
         October 28, 1998, between the Company
         and Malcolm Jozoff + *

EXHIBIT
NUMBER                 DESCRIPTION                               METHOD OF FILING
-------                -----------                               ----------------
21       List of Significant Subsidiaries of the
         Company*
23       Consent of Deloitte & Touche LLP
24       Power of Attorney                           See Signature Page
27       Financial Data Schedule*

---------------
+ Management contract or compensatory plan or arrangement
 * Filed herewith.