Form 10-Q
period 1999-04-03
DIAL CORP /NEW/
filed 1999-05-17
CIK 1016179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                  For the Quarterly Period Ended April 3, 1999
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

                           Yes    /X/         No    / /

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on May 14, 1999 was 103,076,628.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              THE DIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (000 omitted, except share data)

                                                                (Unaudited)
                                                                  April 3,         December 31,
                                                                    1999               1998
                                                                -----------        -----------
                                ASSETS
Current Assets:
  Cash and cash equivalents                                     $     5,341        $    12,405
  Receivables, less allowance of $6,369 and $7,378                   47,718             56,477
  Inventories                                                       167,009            155,441
  Deferred income taxes                                              11,985             13,156
  Other current assets                                                6,937              1,634
                                                                -----------        -----------

     Total current assets                                           238,990            239,113

Property and equipment, net                                         280,867            281,302
Deferred income taxes                                                74,144             82,227
Intangibles, net                                                    536,529            545,999
Other assets                                                         27,001             26,734
                                                                -----------        -----------

                                                                $ 1,157,531        $ 1,175,375
                                                                ===========        ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                        $   104,444        $   123,911
  Short-term borrowings                                               9,142             10,389
  Income taxes payable                                                4,416              9,685
  Other current liabilities                                          90,799            106,663
                                                                -----------        -----------

     Total current liabilities                                      208,801            250,648

Long-term debt                                                      291,392            280,223
Pension and other benefits                                          245,480            245,981
Other liabilities                                                     6,871              8,298
                                                                -----------        -----------
     Total liabilities                                              752,544            785,150
                                                                -----------        -----------

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares                     --                 --
    authorized; no shares issued and outstanding
  Common stock, $.01 par value, 300,000,000 shares
    authorized, 104,570,866 and 104,355,018 shares issued             1,046              1,044
  Additional capital                                                468,737            450,767
  Retained income                                                   122,995            105,011
  Accumulated other comprehensive income                             (8,586)            (8,949)
  Employee benefits                                                (134,068)          (129,111)
  Treasury stock, 1,751,534 and 1,176,082 shares held               (45,137)           (28,537)
                                                                -----------        -----------
     Total stockholders' equity                                     404,987            390,225
                                                                -----------        -----------

                                                                $ 1,157,531        $ 1,175,375
                                                                ===========        ===========

                 See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
          STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                      (000 omitted, except per share data)


                                                            (Unaudited)
                                                           Quarter Ended
                                                      ------------------------
                                                      April 3,        April 4,
                                                        1999            1998
                                                      --------       ---------

Net sales                                             $398,948       $ 335,022
                                                      --------       ---------

Costs and expenses:
   Cost of products sold                               202,383         176,506
   Selling, general and administrative expenses        147,570         117,962
                                                      --------       ---------

                                                       349,953         294,468
                                                      --------       ---------

Operating income                                        48,995          40,554

Interest and other expenses                              8,358           4,754
                                                      --------       ---------
Income before income taxes                              40,637          35,800

Income taxes                                            14,751          12,889
                                                      --------       ---------
NET  INCOME                                           $ 25,886       $  22,911
                                                      ========       =========
NET INCOME PER SHARE - BASIC                          $   0.26       $    0.23
                                                      ========       =========
NET INCOME PER SHARE - DILUTED                        $   0.26       $    0.23
                                                      ========       =========
Weighted average basic shares outstanding               98,780          97,898
     Weighted average equivalent shares                  2,088           2,126
                                                      --------       ---------

Weighted average diluted shares outstanding            100,868         100,024
                                                      ========       =========


NET INCOME                                            $ 25,886       $  22,911
Other comprehensive income net of tax:
     Foreign currency translation adjustment               234              39
     Minimum pension liability adjustment                  129             (17)
                                                      --------       ---------
Other comprehensive income                                 363              22
                                                      --------       ---------
COMPREHENSIVE INCOME                                  $ 26,249       $  22,933
                                                      ========       =========



                 See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (000 omitted)

                                                                               (Unaudited)
                                                                            Three Months Ended
                                                                         ------------------------
                                                                         April 3,         April 4,
                                                                           1999            1998
                                                                         --------        --------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                                               $ 25,886        $ 22,911
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Depreciation and amortization                                            10,482           7,953
  Deferred income taxes                                                     9,254            (387)
  Change in operating assets and liabilities:
   Receivables                                                              8,759           3,270
   Inventories                                                            (11,568)         (7,142)
   Trade accounts payable                                                 (19,467)        (28,651)
   Other assets and liabilities, net                                      (22,868)         (5,503)
                                                                         --------        --------

Net cash provided (used) by operating activities                              478          (7,549)
                                                                         --------        --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures                                                       (7,829)         (6,646)
Purchase price adjustment related to net worth adjustment                   6,046
Proceeds from sale of product lines and other non-operating assets                         10,053
                                                                         --------        --------

Net cash provided (used) by investing activities                           (1,783)          3,407
                                                                         --------        --------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net change in long-term borrowings                                         11,169          (8,130)
Common stock purchased for treasury                                       (16,185)         (4,501)
Net change in short-term bank loans                                        (1,247)            292
Dividends paid on common stock                                             (7,902)         (7,846)
Cash proceeds from stock options                                            8,406           6,408
Net change in receivables sold                                                             15,700
                                                                         --------        --------

Net cash provided (used) by financing activities                           (5,759)          1,923
                                                                         --------        --------

Net decrease in cash and cash equivalents                                  (7,064)         (2,219)
Cash and cash equivalents, beginning of year                               12,405          10,089
                                                                         --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  5,341        $  7,870
                                                                         ========        ========


                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  BASIS OF PREPARATION

The Consolidated Financial Statements of The Dial Corporation ("the Company") include the accounts for the Company and all of its subsidiaries. This information should be read in conjunction with the financial statements set forth in The Dial Corporation Annual Report to Stockholders for the year ended December 31, 1998.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 3, 1999, the results of operations and cash flows for the quarters ended April 3, 1999 and April 4, 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

At April 3, 1999, there were 104,570,866 shares of common stock issued and 98,879,661 shares outstanding. At April 3, 1999 and April 4, 1998, a total of 3,939,671 and 4,529,318, respectively, of the issued shares were held by the Trust. At April 3, 1999 and April 4, 1998, a total of 1,751,534 and 311,124, respectively, shares were held in treasury by the Company. The shares held in treasury at April 3, 1999 include 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first half of 1998 and 1,380,400 shares valued at $37.3 million as part of the Company's stock repurchase program.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was adopted in 1998. SFAS No. 131 establishes standards for the way that public enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographical areas and major customers. See Note F to the Consolidated Financial Statements for additional information concerning the Company's segments of an enterprise disclosures.

NOTE B.  ACQUISITION OF BUSINESS AND JOINT VENTURE

On April 20, 1999, the Company and Henkel KGaA ("Henkel") reached agreement to establish a joint venture to develop and market a range of enhanced laundry products in North America. The joint venture company, Dial/Henkel LLC ("the Joint Venture"), will be 50%-owned by the Company and 50%-owned by Henkel and currently is expected to have products in the market by the end of 1999. The Company will account for its interest in the Joint Venture using the equity method.

On September 14, 1998, the Company acquired Sarah Michaels, Inc. ("Sarah Michaels"), a manufacturer and marketer of specialty bath and body care products for a cash purchase price of $187.0 million. The Sarah Michaels acquisition has been accounted for under the purchase method of accounting. At April 3, 1999, $5.0 million remains in escrow pending final valuation of certain assets and liabilities.

On July 1, 1998, the Company acquired The Freeman Cosmetic Corporation ("Freeman"), a manufacturer and marketer of natural skin care, hair care, bath, body and foot care products for a cash purchase price of approximately $78.0 million. The cash purchase price for Freeman reflects a $6.0 million reduction as a result of a net worth adjustment received by the Company in January 1999 and is reflected as "Cash Provided by Investing Activities" in the "Statement of Consolidated Cash Flows" for the quarter ended April 3, 1999.

The Company continues to gather and analyze certain information required to complete the allocation of the purchase price of the acquisitions of Freeman and Sarah Michaels. Further adjustments to the allocation of the purchase price may arise as a result of the finalization of the ongoing study.

The following unaudited pro forma combined condensed financial information for the first quarter of 1998 includes the results of operations for the Company and assumes the acquisition of Sarah Michaels and Freeman were consummated at the beginning of 1998 along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The unaudited pro forma combined condensed financial information does not give any effect to any potential cost savings which may arise from the consolidation of the acquisitions with the Company. The first quarter of 1999 includes the operations of both Freeman and Sarah Michaels.

The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

                                April 3, 1999      April 4, 1998
                                -------------      -------------
                               (000 omitted, except per share data)

Net sales                          $398,948           $355,825
Operating income                     48,995             40,840
Net income                           25,886             21,451
Earnings per share - diluted       $   0.26           $   0.21

NOTE C.  INVENTORIES

Inventories consisted of the following:

                                        April 3,     December 31,
                                          1999           1998
                                        --------     ------------
                                             (000 omitted)

       Raw materials and supplies       $ 46,891       $ 55,791
       Work in process                     6,871          7,855
       Finished goods                    113,247         91,795
                                        --------       --------

                                        $167,009       $155,441
                                        ========       ========

NOTE D.  DEBT

Short-term debt at April 3, 1999 consisted of a $9,142,000 bank loan to the Company's Argentinean subsidiary, Nuevo Federal. The loan is denominated in Argentinean Pesos, bears interest at the bank's short-term rate (9% to 11% at April 3, 1999) and reprices monthly. The loan is subject to call by the bank at the end of each month.

Long-term debt consisted of the following:

                                                                                    April 3,     December 31,
                                                                                     1999           1998
                                                                                    --------     ------------
                                                                                         (000 omitted)
$200 million 6.5% Senior Notes due 2008, net of issue discount
                                                                                    $197,991       $197,938
Short-term bank borrowings supported by the long-term revolving Credit
    Agreement, with interest rates at April 3, 1999 ranging
    from 5.5% to 6%                                                                   93,401         82,285
                                                                                    ========       ========
     Total long-term debt                                                           $291,392       $280,223
                                                                                    ========       ========

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

In addition, long-term debt consists of short-term bank borrowings classified as long-term because they are supported by the Company's $350 million long-term, revolving Credit Agreement. At April 3, 1999, the Company had $350 million available under the Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis under commitments available until August 15, 2002. The interest rate applicable to bank borrowings under the Credit Agreement is, at the Company's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the period of the Credit Agreement. The Agreement also provides for commitment fees. Such spreads and fees will change moderately should the Company's debt ratings change.

NOTE E.  INCOME TAXES

Reconciliation between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the three months ended April 3, 1999 and April 4, 1998 is as follows:


                                  April 3,       April 4,
                                   1999           1998
                                  ------         ------

Federal statutory rate              35.0%          35.0%
Goodwill amortization                0.8            0.3
Foreign Sales Corp. benefit         (0.5)          (0.4)
State income taxes                   3.3            4.0
Other, net                          (2.3)          (2.9)
                                  ------         ------

Effective income tax rate           36.3%          36.0%
                                  ======         ======


NOTE F.  SEGMENTS OF AN ENTERPRISE

For organizational, marketing and financial reporting purposes, the Company has organized into three business segments: (i) Domestic Branded, (ii) International, and (iii) Commercial Markets and Other. The segments were identified based on the types of products sold, the customer base and method of distribution.

Selected information as to the operations of the Company in different business segments in the first quarters of 1999 and 1998 is set forth below. The accounting policies and the basis of preparation of the business segments are the same as those described in Note P to the audited financial statements included in the Company's 1998 Annual Report to Stockholders.

                                  COMMERCIAL                                           DISCONTINUED
                     DOMESTIC      MARKETS     TOTAL                         TOTAL      & DIVESTED
                      BRANDED     AND OTHER   DOMESTIC      INTERNATIONAL  CONTINUING     PRODUCTS      TOTAL
                    ---------     ---------   ---------     -------------  ----------  ------------   ---------
                                                 (000 omitted)
FIRST QUARTER
NET SALES:
   1999              $339,049    $  16,157     $355,206      $  43,742      $ 398,948       $   --    $ 398,948
   1998               278,265       17,440      295,705         38,816        334,521          501      335,022

FIRST QUARTER
OPERATING
INCOME:
   1999                42,736        2,326       45,062          3,933         48,995                    48,995
   1998                37,704        1,297       39,001          1,611         40,612          (58)      40,554

ASSETS AT:
   April 3, 1999    1,016,282       11,236    1,027,518        130,013      1,157,531                 1,157,531
   December 31,
   1998             1,034,425       10,005    1,044,430        130,945      1,175,375                 1,175,375

NOTE G.  DISPOSITION OF ASSETS

In the first quarter of 1998, the Company received approximately $10.0 million from the disposition of assets. The PUREX TOSS 'N SOFT(R) brand and related inventories were sold to Church & Dwight Co., Inc. for approximately $5.3 million. In addition, a non-operating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF 1999 WITH THE FIRST QUARTER OF 1998

Net sales increased $63.9 million, or 19.1%, to $398.9 million in the first quarter of 1999 from $335.0 million in the first quarter of 1998. This increase resulted from strong growth in the Purex and RENUZIT(R) franchises, which grew at 20% and 39%, respectively, as well as contributions from Freeman and Sarah Michaels. The Purex franchise instituted a price increase beginning in January of 1999. Sales net of the Purex price increase improved 17% for the quarter.

Domestic Branded net sales increased $60.8 million, or 21.8%, to $339.1 million in the first quarter of 1999 from $278.3 million in 1998. The increase in net sales resulted primarily from the inclusion of the Sarah Michaels and Freeman acquisitions and sales growth in Purex, up 19.6%, and Renuzit, up 39.0%. Domestic Branded sales net of the Purex price increase improved 19.5% for the quarter.

International net sales increased $4.9 million, or 12.6%, to $43.7 million from $38.8 million in the first quarter of 1998 primarily as a result of increased sales in Argentina and Canada.

Commercial Markets and Other net sales decreased $1.3 million, or 7.3%, to $16.2 million in the first quarter of 1999 from $17.4 million in the first quarter of 1998, primarily as a result of softness in the pricing of sulfonate chemicals, glycerine and fatty acids.

Gross profit margin increased 2.0% to 49.3% in the first quarter of 1999 from 47.3% in the first quarter of 1998 resulting primarily from the Purex price increase, continuing improvement in manufacturing efficiencies in the manufacturing facilities and favorable raw material prices. Gross margin net of the Purex price increase was 48%, up a full point from the same period last year.

Selling, general and administrative expenses for the first quarter of 1999 increased $29.6 million, or 25.1%, to $147.6 million from $118.0 million in the first quarter of 1998. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives, new product launches and core business advertising.

Operating income in the first quarter of 1999 increased $8.4 million, or 20.8%, to $49.0 million from $40.6 million during the first quarter of 1998. The increase was primarily due to increased sales and gross margin improvements.

Interest and other expense increased $3.6 million, or 75.8%, to $8.4 million for the first quarter of 1999 compared to $4.8 million in the first quarter of 1998. The increase was primarily due to increased debt to fund the Freeman and Sarah Michaels acquisitions.

The Company's consolidated effective income tax rate for the first quarter of 1999 was 36.3%, up from 36.0% for the first quarter of 1998 primarily due to nondeductible goodwill related to the Sarah Michaels acquisition.

Net income increased $3.0 million, or 13.0%, to $25.9 million in the first quarter of 1999 from $22.9 million in the first quarter of 1998. The increase was primarily due to increased sales and gross margin improvements, offset in part by higher selling, general and administrative expenses and lower than expected operating results of Freeman and Sarah Michaels during their integration into Dial, caused in part by the seasonality of Sarah Michaels' business, which derives approximately 60% of its annual net sales in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $478,000 during the first quarter of 1999 compared to cash used of $7.5 million for the same period of time in 1998. This increase resulted primarily from improved management of trade receivables and trade account payables, partially offset by higher inventory levels for new products and recent acquisitions.

Capital expenditures for the first quarter of 1999 were $7.8 million versus $6.6 million for the comparable period in 1998. Capital spending in 1999 is expected to approximate $55 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs and address the Year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

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

The Company received approximately $10.0 million from the disposition of assets during 1998, the majority of which resulted from two sales. The Purex Toss 'n Soft brand and related inventories were sold to Church & Dwight Co, Inc. for approximately $5.3 million. In addition, a non-operating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on either of the transactions.

The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. Accounts receivable sold but not yet collected under this plan at each of April 3, 1999 and December 31, 1998 was $90.0 million. Under the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

The Company is also party to a $350.0 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company had $350.0 million available under the Credit Agreement at April 3, 1999. The Company, from time to time, makes short-term bank borrowings that are supported by the Credit agreement. At April 3, 1999, the Company had $93.4 million aggregate principal amount of such short-term borrowings outstanding. The bank borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement.

As part of its business strategy, the Company routinely reviews and evaluates the acquisition of domestic and international companies that market products that are similar to the Company's product offerings. The Company may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

At April 3, 1999 and December 31, 1998, a total of 1,751,534 and 1,176,082, respectively, shares were held in treasury by The Company. The shares held at April 3, 1999 include 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first quarter of 1998 and 1,380,400 shares valued at $37.3 million as part of the Company's stock repurchase program.

At April 3, 1999, the Company had approximately $86.1 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $15.8 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $112.3 million.

YEAR 2000 COMPLIANCE

         OVERVIEW

       Many existing computer systems and software products, including several used by Dial, are coded to accept only two digit entries in the date code field. Beginning on January 1, 2000, these date code fields will need to accept four digit entries to distinguish 21st Century dates from 20th Century dates. As a result, our date critical functions related to the year 2000 and beyond, such as sales, distribution, manufacturing, purchasing, inventory control, trade promotion management, planning and replenishment, facilities and financial systems, may be materially adversely affected unless computer systems and embedded microchips in manufacturing equipment are or become Year 2000 compliant. If we do not properly assess, remediate and test our systems for Year 2000 issues, our operating results, financial condition and relationships with critical business partners could be materially adversely effected. In addition, Year 2000 problems experienced by other entities could have a material adverse impact on our operating results and financial condition.

       In early 1997, Dial established a corporate-wide project team to oversee, monitor and coordinate our Year 2000 efforts. Our Year 2000 project is organized into five specific areas: (1) information technology applications, (2) information technology infrastructure, (3) embedded systems, (4) business partners and (5) contingency plans.

           INFORMATION TECHNOLOGY APPLICATIONS

        We have completed our assessment of our information technology applications and have identified 73 application systems that we believe are critical to maintaining our domestic operations without disruptions that would have a material adverse effect on our operating results and financial condition. Of these 73 application systems, 54 have been remediated. We expect to have the remaining critical information technology applications for our domestic operations remediated by July 31, 1999.

       Our primary approach to remediation has been to replace non-compliant application systems with application systems represented by vendors to be Year 2000 compliant. Through this replacement effort, our 73 critical application systems are being replaced by 35 systems. Our testing of these 35 application systems consists of executing them with transaction dates beyond December 31, 1999 or, in the case of newer application systems that are represented to be Year 2000 compliant, reviewing the vendors' testing procedures and results to assess Year 2000 compliance. Generally, our testing is less rigorous for newer applications represented to be Year 2000 compliant. We have completed testing of 9 of the application systems and believe that all 9 are Year 2000 compliant. We expect to complete our testing of the remaining critical information technology applications for our domestic operations by the end of the third quarter of 1999.

       We also have identified and assessed 13 application systems consisting of 52 modules that we believe are critical to maintaining our international operations (principally in Argentina, Guatemala and Mexico) without disruptions that would have a material adverse effect on our international operating results. Of these 13 application systems, 2 have been remediated and 8 others are expected to be replaced with systems represented to be Year 2000 compliant by July 31, 1999 in connection with the implementation of new integrated systems in Argentina and Mexico. We expect that the 3 remaining application systems also will be replaced with systems represented to be Year 2000 compliant by September 30, 1999. We have not completed any testing of these application systems, but expect to complete our testing of all critical information technology applications for our international operations in the fourth quarter of 1999.

           INFORMATION TECHNOLOGY INFRASTRUCTURE

       We have followed the same approach described above for our information technology infrastructure, which includes computer and communications hardware and related operating system software on which the information systems applications operate. This equipment is in the process of being replaced or upgraded to Year 2000 compliant versions. Approximately 80% of the critical infrastructure equipment for our domestic operations and approximately 70% of such equipment for our international operations have been remediated and operating system software is being tested for Year 2000 compliance. We expect to complete remediation of our infrastructure equipment by July 31, 1999. We expect to complete testing of critical infrastructure equipment for our domestic operations by the end of the third quarter of 1999 and for our international operations in the fourth quarter of 1999. We will monitor any manufacturer revisions of Year 2000 infrastructure compliance statements through the end of 1999 and will reassess the potential impact on infrastructure equipment and operating systems as necessary.

           EMBEDDED SYSTEMS

       We have identified 460 embedded systems that we believe are critical to maintaining our domestic operations without disruptions that would have a material adverse effect on our operating results and financial condition. Of these 460 embedded systems, 442 have been remediated. We have completed testing of 78 of these 442 embedded systems and believe that we will not experience any Year 2000 issues with these 78 embedded systems. We expect to have all of the critical embedded systems for our domestic operations remediated and tested, as necessary, by the end of the third quarter of 1999

       We also have identified and assessed 32 embedded systems that we believe are critical to maintaining our international operations without disruptions that would have a material adverse effect on our international operating results. We have completed remediation and testing of all of these embedded systems.

           BUSINESS PARTNERS

         During 1998, we sent Year 2000 readiness surveys to 1,906 of our business partners and received responses from 1,252 of these business partners. We categorized responses as good, fair or poor based upon the information submitted by the business partners and our ability to assess their Year 2000 readiness from this information. Of these 1,252 responses, we determined that 913 were good, 126 were fair and 213 were poor. We are continuing to follow up with those business partners who we believe are critical to maintaining our domestic operations.

         We have identified 445 of our business partners as critical to maintaining our domestic operations without disruptions that would have a material adverse effect upon our operating results and financial condition. We have completed our assessment of the Year 2000 readiness of approximately 82% of these business partners and expect to complete our assessment of the remaining critical business partners by June 30, 1999. However, we will continue to monitor the Year 2000 readiness of approximately 150 of these critical business partners throughout 1999 in light of these partners' importance to our operations.

         We believe that our business partners present a significant risk of disruption to our operations due to our limited ability to influence their actions and to estimate the level and impact of the lack of Year 2000 readiness throughout our extended supply chain. As part of our contingency plans, we will identify alternatives to those business partners whom we believe will not be prepared for Year 2000 problems.

         We have had discussions concerning Year 2000 readiness with some of our largest customers and intend to monitor their Year 2000 readiness statements. We currently do not have any reason to believe that our largest customers are not appropriately resolving their Year 2000 issues.

         Although our international staff is gathering Year 2000 readiness surveys from business partners that are critical to Dial's international operations, we currently do not have sufficient information or assurances from many of these business partners to assess their Year 2000 readiness. We are continuing to try to assess the Year 2000 readiness of our significant international business partners and customers and of the countries in which they operate. We believe that business partners, customers, governmental agencies and utilities outside the United States are generally less aware of Year 2000 issues and less willing to provide information concerning their Year 2000 readiness. As a result, we currently believe that our international business partners and customers, as well as the countries in which they operate, will be less prepared for Year 2000 issues than our domestic business partners and customers, and that this lack of Year 2000 readiness could have a material adverse effect on our operating results.

           CONTINGENCY PLANS

       We are developing contingency plans intended to mitigate possible disruptions in our business operations that may result from Year 2000 issues and believe that these plans will be substantially completed by the end of the third quarter of 1999. Our contingency plans may include stockpiling raw, packaging and promotional materials, increasing inventory levels of finished goods, adjusting the timing of promotional programs, securing alternate sources of supply, distribution and warehousing, implementing manual work processes and hiring additional staff. We will continually update and revise our contingency plans for our significant business partners and customers as we continue to assess their Year 2000 readiness. However, judgments regarding contingency plans
- such as how to develop them and to what extent - are subject to many variables and uncertainties. As a result, there is no certainty that our contingency plans will be sufficient to mitigate disruptions to our business resulting from Year 2000 issues and the failure of our contingency plans to mitigate any disruptions could have a material adverse effect on our operating results and financial condition.

       We currently believe that the most reasonably likely worst case scenario involves the potential failure of interfaces to and from our critical information systems applications and the failure of critical business partners to be Year 2000 compliant. We believe that the most reasonably likely worst case scenario would result in a significant increase in our costs due to remediation efforts and additional staffing to support business activities and perform manual work processes around critical information systems applications, as well as difficulties in procuring raw materials and meeting customer demand for our products. If the most reasonably likely worst case scenario occurs, it could have a material adverse effect on our operating results and financial condition.

           COSTS

       We are using both internal and external resources to complete our Year 2000 efforts. We incurred costs of $1.0 million in 1998 and currently are expected to incur costs of $1.6 million in 1999. We also incurred capital costs of $10.8 million in 1998 and are currently expected to incur capital costs of $13.2 million in 1999 to upgrade our information technology systems. These expenditures will address Year 2000 compliance and are expected to provide us with improved efficiencies and cost savings.

       The costs of Dial's Year 2000 identification, assessment, remediation and testing efforts and the dates on which we believe we will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There is no certainty that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties. Although some of our agreements with manufacturers and other suppliers contain indemnification provisions, we cannot give any assurance that these indemnification arrangements will cover Dial's liabilities and costs related to claims by third parties related to Year 2000 issues.

         The above section entitled "Year 2000 Compliance," even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Disclosure Act of 1998.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   Exhibits

                  27.      Financial Data Schedule.

                  99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

         (B) A Current Report on Form 8-K was filed on April 28, 1999, relating to the Company's first quarter results and the formation of a joint venture with Henkel KGaA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Dial Corporation
(Registrant)

May 17, 1999



\s\  Susan J. Riley
----------------------------------------------------------------
     Senior Vice President and Chief Financial Officer
     (Chief Accounting Officer and Authorized Officer)