Form 10-Q
period 1999-07-03
DIAL CORP /NEW/
filed 1999-08-17
CIK 1016179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                   For the Quarterly Period Ended July 3, 1999
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

Registrant's Telephone Number, Including Area Code (480) 754-3425

Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X      No

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on August 12, 1999 was 102,251,573.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              THE DIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (000 omitted, except share data)
                                   (Unaudited)


                                                                  July 3,          December 31,
                                                                   1999                1998
                                                                -----------        ------------
                          ASSETS

Current Assets:
  Cash and cash equivalents                                     $     5,259        $    12,405
  Receivables, less allowance of $7,014 and $7,378                   72,447             56,477
  Inventories                                                       170,231            155,441
  Deferred income taxes                                              15,017             13,156
  Other current assets                                                1,832              1,634
                                                                -----------        -----------

     Total current assets                                           264,786            239,113

Property and equipment, net                                         282,800            281,302
Deferred income taxes                                                73,352             82,227
Intangibles, net                                                    534,830            545,999
Other assets                                                         28,556             26,734
                                                                -----------        -----------
                                                                $ 1,184,324        $ 1,175,375
                                                                ===========        ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable                                        $    99,787        $   123,911
  Short-term borrowings                                               9,158             10,389
  Income taxes payable                                               19,844              9,685
  Other current liabilities                                          96,260            106,663
                                                                -----------        -----------

     Total current liabilities                                      225,049            250,648

Long-term debt                                                      305,624            280,223
Pension and other benefits                                          245,450            245,981
Other liabilities                                                     7,294              8,298
                                                                -----------        -----------
     Total liabilities                                              783,417            785,150
                                                                -----------        -----------

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding                         --                 --
  Common stock, $.01 par value, 300,000,000 shares
    authorized, 105,137,786 and 104,355,018 shares issued             1,051              1,044
  Additional capital                                                486,158            450,767
  Retained income                                                   144,562            105,011
  Accumulated other comprehensive income                             (8,435)            (8,949)
  Unearned employee benefits                                       (141,571)          (129,111)
  Treasury stock, 2,868,961 and 1,176,082 shares held               (80,858)           (28,537)
                                                                -----------        -----------
     Total stockholders' equity                                     400,907            390,225
                                                                -----------        -----------
                                                                $ 1,184,324        $ 1,175,375
                                                                ===========        ===========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
          STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                      (000 omitted, except per share data)


                                                            (Unaudited)
                                                           Quarter Ended
                                                      -------------------------
                                                       July 3,         July 4,
                                                        1999            1998
                                                      ---------       ---------
Net sales                                             $ 430,312       $ 366,798
                                                      ---------       ---------

Costs and expenses:
   Cost of products sold                                211,251         185,861
   Selling, general and administrative expenses         164,563         136,185
                                                      ---------       ---------

                                                        375,814         322,046
                                                      ---------       ---------


Operating income                                         54,498          44,752

Interest and other expenses                               8,289           4,632
                                                      ---------       ---------


Income before income taxes                               46,209          40,120
Income taxes                                             16,776          14,513
                                                      ---------       ---------

NET  INCOME                                           $  29,433       $  25,607
                                                      =========       =========

NET INCOME PER SHARE -- BASIC                         $    0.30       $    0.26
                                                      =========       =========

NET INCOME PER SHARE -- DILUTED                       $    0.29       $    0.25
                                                      =========       =========

Weighted average basic shares outstanding                98,580          98,158
     Weighted average equivalent shares                   2,033           2,458
                                                      ---------       ---------
Weighted average diluted shares outstanding             100,613         100,616
                                                      =========       =========

NET INCOME                                            $  29,433       $  25,607
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustment                151            (172)
                                                      ---------       ---------
COMPREHENSIVE INCOME                                  $  29,584       $  25,435
                                                      =========       =========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
          STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                      (000 omitted, except per share data)


                                                             (Unaudited)
                                                          Six Months Ended
                                                      -------------------------
                                                       July 3,         July 4,
                                                        1999            1998
                                                      ---------       ---------
Net sales                                             $ 829,260       $ 701,820
                                                      ---------       ---------

Costs and expenses:
   Cost of products sold                                413,634         362,367
   Selling, general and administrative expenses         312,133         254,147
                                                      ---------       ---------

                                                        725,767         616,514
                                                      ---------       ---------


Operating income                                        103,493          85,306

Interest and other expenses                              16,647           9,386
                                                      ---------       ---------


Income before income taxes                               86,846          75,920
Income taxes                                             31,527          27,402
                                                      ---------       ---------

NET  INCOME                                           $  55,319       $  48,518
                                                      =========       =========

NET INCOME PER SHARE -- BASIC                         $    0.56       $    0.50
                                                      =========       =========

NET INCOME PER SHARE -- DILUTED                       $    0.55       $    0.48
                                                      =========       =========

Weighted average basic shares outstanding                98,660          97,908
     Weighted average equivalent shares                   2,087           2,384
                                                      ---------       ---------

Weighted average diluted shares outstanding             100,747         100,292
                                                      =========       =========

NET INCOME                                            $  55,319       $  48,518
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustment                385            (133)
     Minimum pension liability adjustment                   129             (17)
                                                      ---------       ---------
Other comprehensive income (loss)                           514            (150)
                                                      ---------       ---------
COMPREHENSIVE INCOME                                  $  55,833       $  48,368
                                                      =========       =========

See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (000 omitted)


                                                                (Unaudited)
                                                              Six Months Ended
                                                          ------------------------
                                                           July 3,         July 4,
                                                            1999            1998
                                                          --------        --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                $ 55,319        $ 48,518
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             21,199          16,668
  Deferred income taxes                                      7,014           1,619
  Change in operating assets and liabilities:
   Receivables                                             (24,145)         (9,601)
   Inventories                                             (14,790)          1,007
   Trade accounts payable                                  (24,124)        (11,430)
   Other assets and liabilities, net                         5,415         (15,538)
                                                          --------        --------

Net cash provided by operating activities                   25,888          31,243
                                                          --------        --------

CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures                                       (19,675)        (15,082)
Acquisition of business, net of cash acquired                6,046         (83,763)
Proceeds from sale of assets                                                10,053
                                                          --------        --------

Net cash used by investing activities                      (13,629)        (88,792)
                                                          --------        --------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net change in long-term borrowings                          25,401          31,065
Common stock purchased for treasury                        (50,669)         (5,232)
Net change in short-term bank loans                         (1,231)            116
Dividends paid on common stock                             (15,768)        (15,712)
Cash proceeds from stock options                            14,687          12,594
Net change in receivables sold                               8,175          31,100
                                                          --------        --------

Net cash provided (used) by financing activities           (19,405)         53,931
                                                          --------        --------

Net decrease in cash and cash equivalents                   (7,146)         (3,618)
Cash and cash equivalents, beginning of year                12,405          10,089
                                                          --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  5,259        $  6,471
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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of July 3, 1999, the results of operations and cash flows for the quarters and six months ended July 3, 1999 and July 4, 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

At July 3, 1999, there were 105,137,786 shares of common stock issued and 98,329,154 shares outstanding. At July 3, 1999 and July 4, 1998, a total of 3,939,671 and 4,495,785, respectively, of the issued shares were held by the Employee Equity Trust. At July 3, 1999 and July 4, 1998, a total of 2,868,961 and 329,071, respectively, shares were held in treasury by the Company. The shares held in treasury at July 3, 1999 include 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first half of 1998 and 2,460,700 shares valued at $71.7 million as part of the Company's stock repurchase program.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is studying the application of this new Statement. This Statement shall be effective for annual periods beginning after June 15, 2000.

NOTE B.  ACQUISITION OF BUSINESS AND JOINT VENTURE

On April 20, 1999, the Company and Henkel KGaA ("Henkel") reached agreement to establish a joint venture to develop and market a range of enhanced laundry products in North America. The joint venture company, Dial/Henkel LLC ("the Joint Venture"), is 50%-owned by the Company and 50%-owned by Henkel Corporation, the U.S. subsidiary of Henkel, and is expected to have products in the market by the end of 1999. The Company will account for its interest in the Joint Venture using the equity method.

On August 4, 1999, the Joint Venture completed the purchase of the Custom Cleaner home dry cleaning business of Creative Products Resources, Inc. and expects to begin selling the products nationally later this year.

On September 14, 1998, the Company acquired Sarah Michaels, Inc. ("Sarah Michaels"), a manufacturer and marketer of specialty bath and body care products for a cash purchase price of $187.0 million. The

Sarah Michaels acquisition has been accounted for under the purchase method of accounting. At July 3, 1999, $5.0 million remains in escrow pending final valuation of certain assets and liabilities.

On July 1, 1998, the Company acquired The Freeman Cosmetic Corporation ("Freeman"), a manufacturer and marketer of natural skin care, hair care, bath, body and foot care products for a cash purchase price of approximately $78.0 million. The cash purchase price for Freeman reflects a $6.0 million reduction as a result of a net worth adjustment received by the Company in January 1999.

The Company continues to gather and analyze certain information required to complete the allocation of the purchase price of the acquisition of Sarah Michaels. Further adjustments to the allocation of the purchase price may arise as a result of the finalization of the ongoing study.

The following unaudited pro forma combined condensed financial information for the second quarter and first six months of 1998 includes the results of operations for the Company and assumes the acquisition of Sarah Michaels and Freeman were consummated at the beginning of 1998 along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The unaudited pro forma combined condensed financial information does not give any effect to any potential cost savings which may arise from the consolidation of the acquisitions with the Company.

The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.


                                  Quarter ended        Six Months ended
                                  July 4, 1998           July 4, 1998
                                  -------------        ----------------
                                  (000 omitted, except per share data)
Net sales                          $  390,209             $  746,034
Operating income                       42,197                 83,037
Net income                             21,321                 42,772
Earnings per share - diluted       $     0.21             $     0.43

NOTE C.  INVENTORIES

Inventories consisted of the following:


                                   July 3,       December 31,
                                    1999             1998
                                 ----------      ------------
                                        (000 omitted)
Raw materials and supplies       $   53,208       $   55,791
Work in process                       4,926            7,855
Finished goods                      112,097           91,795
                                 ----------       ----------
                                 $  170,231       $  155,441
                                 ==========       ==========

NOTE D.  DEBT

Short-term debt at July 3, 1999 consisted of a $9,158,000 bank loan to the Company's Argentinean subsidiary, Nuevo Federal. The loan is denominated in Argentinean Pesos, bears interest at the bank's short-term rate (9% to 11% at July 3, 1999) and reprices monthly. The loan is subject to call by the bank at the end of each month.

Long-term debt consisted of the following:

                                                                              July 3,     December 31,
                                                                               1999           1998
                                                                             --------     ------------
                                                                                  (000 omitted)
$200 million 6.5% Senior Notes due 2008, net of issue discount               $198,043       $197,938
Short-term bank borrowings supported by the long-term revolving Credit
    Agreement, with interest rates at July 3, 1999 ranging
    from 5.5% to 6%                                                           107,581         82,285
                                                                             --------       --------
     Total long-term debt                                                    $305,624       $280,223
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

In addition, long-term debt consists of short-term bank borrowings classified as long-term because they are supported by the Company's $350 million long-term, revolving Credit Agreement. At July 3, 1999, the Company had $350 million available under the Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis under commitments available until August 15, 2002. The interest rate applicable to bank borrowings under the Credit Agreement is, at the Company's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the period of the Credit Agreement. The Agreement also provides for commitment fees. Such spreads and fees will change moderately should the Company's debt ratings change. During June 1999, the Company established a $350 million commercial paper program, which will allow it to access the commercial paper market for short-term borrowing needs. At July 3, 1999 there were no borrowings under the commercial paper program.

NOTE E.  INCOME TAXES

Reconciliation between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the six months ended July 3, 1999 and July 4, 1998 is as follows:


                                  July 3,      July 4,
                                   1999         1998
                                  ------       ------
Federal statutory rate              35.0%        35.0%
Goodwill amortization                0.7          0.3
Foreign Sales Corp. benefit         (0.6)        (0.5)
State income taxes                   3.4          4.0
Other, net                          (2.2)        (2.7)
                                  ------       ------
Effective income tax rate           36.3%        36.1%
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

Selected information as to the operations of the Company in different business segments for the second quarter and first six months of 1999 and 1998 is set forth below. The accounting policies and the basis of preparation of the business segments are the same as those described in Note P to the audited financial statements included in the Company's 1998 Annual Report to Stockholders.

                                       COMMERCIAL                                                  DISCONTINUED
                          DOMESTIC      MARKETS       TOTAL                           TOTAL         & DIVESTED
                          BRANDED      AND OTHER     DOMESTIC     INTERNATIONAL     CONTINUING       PRODUCTS        TOTAL
                        -----------   -----------   -----------   -------------     -----------    ------------   -----------
                                                                  (000 omitted)
NET SALES:
  Quarter ended:
   July 3, 1999         $   365,143   $    19,219   $   384,362    $    45,950      $   430,312       $    --     $   430,312
   July 4, 1998             310,184        16,765       326,949         39,849          366,798                       366,798
  Six months ended:
   July 3, 1999             704,192        35,377       739,569         89,691          829,260                       829,260
   July 4, 1998             588,449        34,205       622,654         78,665          701,319           501         701,820

OPERATING INCOME:
  Quarter ended:
   July 3, 1999              46,877         2,654        49,531          4,967           54,498                        54,498
   July 4, 1998              39,520         2,059        41,579          3,173           44,752                        44,752
  Six months ended:
   July 3, 1999              89,613         4,980        94,593          8,900          103,493                       103,493
   July 4, 1998              77,224         3,356        80,580          4,784           85,364           (58)         85,306

ASSETS AT:
   July  3, 1999          1,038,226         9,711     1,047,937        136,387        1,184,324                     1,184,324
   December 31, 1998      1,034,425        10,005     1,044,430        130,945        1,175,375                     1,175,375

NOTE G.  DISPOSITION OF ASSETS

In the first quarter of 1998, the Company received approximately $10.0 million from the disposition of assets. The PUREX TOSS `N SOFT(R) brand and related inventories were sold for approximately $5.3 million and a non-operating manufacturing property was sold for $4.0 million. No gain or loss was realized on the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF 1999 WITH THE SECOND QUARTER OF 1998

Net sales increased $63.5 million, or 17.3%, to $430.3 million in the second quarter of 1999 from $366.8 million in the second quarter of 1998. This increase resulted from strong growth in the PUREX(R) and RENUZIT(R) franchises which grew at 15.3% and 23.8%, respectively, as well as contributions from Freeman and Sarah Michaels. The Purex franchise instituted a price increase beginning in January of 1999. Sales net of the Purex price increase improved 15.4% for the quarter.

Domestic Branded net sales increased $55.0 million, or 17.7%, to $365.1 million in the second quarter of 1999 from $310.1 million in the second quarter of 1998. The increase in net sales resulted primarily from the inclusion of the Sarah Michaels and Freeman acquisitions and sales growth in Purex, up 15.3%, and Renuzit, up 23.8%. Domestic Branded sales net of the Purex price increase improved 15.4% for the quarter.

International net sales increased $6.1 million, or 15.3%, to $46.0 million from $39.9 million in the second quarter of 1998 primarily as a result of increased sales in Argentina and Canada.

Commercial Markets and Other net sales increased $2.5 million, or 14.6%, to $19.3 million in the second quarter of 1999 from $16.8 million in the second quarter of 1998, primarily from sales of discontinued items.

Gross profit margin increased 1.6% to 50.9% in the second quarter of 1999 from 49.3% in the second quarter of 1998 resulting primarily from the Purex price increase, continuing improvement in efficiencies in the manufacturing facilities and favorable raw material prices. These improvements were partially mitigated by increased sales of larger sizes within both DIAL(R) and Purex, which have lower gross margins. Gross profit margin net of the Purex price increase was 50.1% for the second quarter of 1999.

Selling, general and administrative expenses for the second quarter of 1999 increased $28.4 million, or 20.8%, to $164.6 million from $136.2 million in the second quarter of 1998. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives, new product launches and core business advertising and amortization of goodwill and incremental administrative expenses associated with the acquisition of Freeman and Sarah Michaels.

Operating income in the second quarter of 1999 increased $9.8 million, or 21.8%, to $54.5 million from $44.7 million during the second quarter of 1998. The increase was primarily due to increased sales and gross margin improvements partially offset by trade spending for slotting and feature price protection.

Interest and other expense increased $3.7 million, or 79.0%, to $8.3 million for the second quarter of 1999 compared to $4.6 million in the second quarter of 1998. The increase was primarily due to increased debt to fund the Freeman and Sarah Michaels acquisitions.

The Company's consolidated effective income tax rate for the second quarter of 1999 was 36.3%, up from 36.2% for the second quarter of 1998, primarily due to nondeductible goodwill related to the Sarah Michaels acquisition.

Net income increased $3.8 million, or 14.9%, to $29.4 million in the second quarter of 1999 from $25.6 million in the second quarter of 1998. The increase was primarily due to increased sales and gross margin improvements, offset in part by higher selling, general and administrative expenses and lower than expected operating results of both Freeman and Sarah Michaels during their integration into Dial, caused in part by the seasonality of Sarah Michaels' business, which derives approximately 60% of its annual net sales in the fourth quarter.

COMPARISON OF THE FIRST SIX MONTHS OF 1999 WITH THE FIRST SIX MONTHS OF 1998

Net sales increased $127.5 million, or 18.2%, to $829.3 million in the first six months of 1999 from $701.8 million in the first six months of 1998. This increase resulted primarily from strong growth in the Purex and Renuzit franchises which grew at 17.4% and 31.0%, respectively, as well as contributions from Freeman and Sarah Michaels. The Purex franchise instituted a price increase beginning in January of 1999. Sales net of the Purex price increase improved 16.2% for the first six months.

Domestic Branded net sales increased $115.8 million, or 19.7%, to $704.2 million in the first six months of 1999 from $588.4 million in 1998. The increase in net sales resulted primarily from the inclusion of the Sarah Michaels and Freeman acquisitions and sales growth in Purex, up 17.4%, and Renuzit, up 31.0%. Domestic Branded sales net of the Purex price increase improved 17.3% for the first six months of 1999 compared to 1998.

International net sales increased $11.0 million, or 14.0%, to $89.7 million from $78.7 million in the first six months of 1998 primarily as a result of increased sales in Argentina and Canada.

Commercial Markets and Other net sales increased $1.2 million, or 3.4%, to $35.4 million in the first six months of 1999 from $34.2 million in the first six months of 1998, primarily from sales of discontinued items offset in part by softness in pricing of sulfonate chemicals, glycerin and fatty acids.

Gross profit margin increased 1.8% to 50.1% in the first six months of 1999 from 48.4% in the first six months of 1998 resulting primarily from the Purex price increase, continuing improvement in manufacturing efficiencies in the manufacturing facilities and favorable raw material prices. Gross profit margin improvements in the first half were offset in part by increased sales of larger sizes within both Dial and Purex, which have lower gross margins. Gross profit margin net of the Purex price increase was 49.3% for the first six months of 1999.

Selling, general and administrative expenses for the first six months of 1999 increased $58.0 million, or 22.8%, to $312.1 million from $254.1 million in the first six months of 1998. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives, new product launches, core business advertising and amortization of goodwill and incremental administrative expense associated with the acquisition of Freeman and Sarah Michaels.

Operating income in the first six months of 1999 increased $18.2 million, or 21.3%, to $103.5 million from $85.3 million during the first six months of 1998. The increase was primarily due to increased sales and gross margin improvements.

Interest and other expense increased $7.3 million, or 77.4%, to $16.7 million for the first six months of 1999 compared to $9.4 million in the first six months of 1998. The increase was primarily due to increased debt to fund the Freeman and Sarah Michaels acquisitions.

The Company's consolidated effective income tax rate for the first six months of 1999 was 36.3%, up from 36.1% for the first six months of 1998 primarily due to nondeductible goodwill related to the Sarah Michaels acquisition.

Net income increased $6.8 million, or 14.0%, to $55.3 million in the first six months of 1999 from $48.5 million in the first six months of 1998. The increase was primarily due to increased sales and gross margin improvements, offset in part by higher selling, general and administrative expenses and lower than expected operating results of both Freeman and Sarah Michaels during their integration into Dial, caused in part by the seasonality of Sarah Michaels' business, which derives approximately 60% of its annual net sales in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations of $25.9 million during the first half of 1999 compared to cash generated of $31.2 million for the same period of time in 1998. This decrease resulted primarily from higher inventory levels for new products, recent acquisitions and an increase in accounts receivable to support promotional programs primarily due to increased shipments in the latter part of the quarter on our core franchises.

Capital expenditures for the first half of 1999 were $19.7 million versus $15.1 million for the comparable period in 1998. Capital spending in 1999 is expected to approximate $55 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs and address the Year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

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

The Company received approximately $10.0 million from the disposition of assets during 1998, the majority of which resulted from two sales. The Purex TOSS `N SOFT(R) brand and related inventories were sold for approximately $5.3 million and a non-operating manufacturing property was sold for $4.0 million. No gain or loss was realized on either of the transactions.

The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. During June 1999, the maximum amount of receivables that could be sold under this plan was increased to $115.0 million. Accounts receivable sold but not yet collected under this plan at July 3, 1999 and December 31, 1998 was $98.2 million and 90.0 million respectively. Under the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

The Company is also party to a $350.0 million revolving credit agreement (the "Credit Agreement") with various banks. The Credit Agreement, which will terminate on August 15, 2002, unless extended, contains certain covenants which impose limitations on the Company with respect to, among other things, its ability to place liens on property, its ability to merge, consolidate or transfer substantially all its assets, its minimum net worth and the incurrence of certain indebtedness. The Company had $350.0 million available under the Credit Agreement at July 3, 1999. The Company, from time to time, makes short-term bank borrowings that are supported by the Credit agreement. At July 3, 1999, the Company had $107.6 million aggregate principal amount of such short-term borrowings outstanding. The bank borrowings are classified as long-term debt because they are supported by the long-term Credit Agreement.

During June 1999, the Company established a $350 million commercial paper program which will allow it to access the commercial paper market for short-term borrowing needs. At July 3, 1999 there were no borrowings under the commercial paper program.

As part of its business strategy, the Company routinely reviews and evaluates the acquisition of domestic and international companies that market products that are similar to the Company's product offerings. The Company may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

At July 3, 1999 and July 4, 1998, a total of 2,868,961 and 329,071, respectively, shares were held in treasury by The Company. The shares held at July 3, 1999 include 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first quarter of 1998 and 2,460,700 shares valued at $71.7 million purchased as part of the Company's stock repurchase program.

At July 3, 1999, the Company had approximately $88.4 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $16.2 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $112.3 million.

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

           INFORMATION TECHNOLOGY APPLICATIONS

We have completed our assessment of our information technology applications and have identified 73 application systems that we believe are critical to maintaining our domestic operations without disruptions that would have a material adverse effect on our operating results and financial condition. Of these 73 application systems, 60 have been remediated. We expect to have the remaining critical information technology applications for our domestic operations replaced or remediated by the end of the third quarter.

Our primary approach to remediation has been to replace non-compliant application systems with application systems represented by vendors to be Year 2000 compliant. Through this replacement effort, our 73 critical application systems are being replaced by 35 systems. In most cases, our testing of these 35 application systems consists of executing them with transaction dates beyond December 31, 1999, as well as running the application system in an environment in which the system date has been moved forward to a date beyond December 31, 1999.

Generally, our testing is less rigorous for newer applications represented to be Year 2000 compliant. For example, in selected cases of newer application systems that are represented by the vendor to be Year 2000 compliant, we have reviewed the vendors' testing documentation and are testing the application system with transaction dates beyond December 31, 1999, but will not run the application system in an environment in which the system date has been moved forward to a date beyond December 31, 1999. In other cases of newer application systems that are represented by the vendor to be Year 2000 compliant, we have reviewed the vendors' testing documentation and have determined that no further testing is required. We have completed testing or have determined that testing is not necessary for 16 of the application systems and believe that all 16 are Year 2000 compliant. We expect to complete our testing of the remaining critical information technology applications for our domestic operations by the end of the third quarter of 1999.

We also have identified and assessed 13 application systems consisting of 52 modules that we believe are critical to maintaining our international operations (principally in Argentina, Guatemala, and Mexico). Of these 13 application systems, eight systems comprising 46 modules have been replaced. The remaining five are currently being remediated. We expect to complete replacement or remediation of critical information technology application for our international operations by the end of the third quarter of 1999. We have completed testing of the eight replacement application systems mentioned above, and expect to complete our testing of all critical information technology applications for our international operations in the fourth quarter of 1999.

           INFORMATION TECHNOLOGY INFRASTRUCTURE

We have followed the same approach described above for our information technology infrastructure, which includes computer and communications hardware and related operating system software on which the information systems applications operate. This equipment is in the process of being replaced or upgraded to Year 2000 compliant versions. Approximately 88% of the critical infrastructure equipment for our domestic and international operations and 90% of such equipment for our international operations have been remediated. We expect to complete remediation of our infrastructure equipment by third quarter of 1999. As mentioned above, our testing is less rigorous for infrastructure software/hardware represented by the manufacturer to be Year 2000 compliant. We expect to complete testing of critical infrastructure equipment/software for our domestic and international operations during the fourth quarter of 1999. We will continue to monitor manufacturer revisions of Year 2000 infrastructure compliance statements through the end of 1999 and will reassess the potential impact on infrastructure equipment and operating systems as necessary.

           EMBEDDED SYSTEMS

We have identified 460 embedded systems that we believe are critical to maintaining our domestic operations without disruptions that would have a material adverse effect on our operating results and financial condition. Of these 460 embedded systems, 442 have been remediated. We have completed testing of 400 of these 442 embedded systems and believe that we will not experience any Year 2000 issues with these 400 embedded systems. We expect to have all of the critical embedded systems for our domestic operations remediated and tested, as necessary, by the end of the third quarter of 1999.

We also have identified and assessed 50 embedded systems that we believe are critical to maintaining our international operations without disruptions that would have a material adverse effect on our international operating results. We have completed remediation and testing of all of these embedded systems.

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

We have identified 418 of our business partners as critical to maintaining our domestic operations without disruptions that would have a material adverse effect upon our operating results and financial condition. We have completed our assessment of the Year 2000 readiness of our business partners. We will however, continue to monitor the Year 2000 readiness of approximately 150 of these critical business partners and evaluate the readiness of all new vendors throughout 1999.

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

We have had discussions concerning Year 2000 readiness with some of our largest customers and continue to monitor their Year 2000 readiness statements. We currently do not have any reason to believe that our largest customers are not appropriately resolving their Year 2000 issues.

Our international facilities sent Year 2000 readiness surveys to 233 of our critical business partners and received 167 good responses and 66 poor responses from these business partners. We are continuing to follow up with the 66 business partners who submitted poor responses to assess their Year 2000 readiness. We believe that business partners, customers, governmental agencies and utilities outside the United States are generally less aware of Year 2000 issues and less willing to provide information concerning their Year 2000 readiness. As a result, we currently believe that our international business partners and customers, as well as the countries in which they operate, will be less prepared for Year 2000 issues than our domestic business partners and customers, and that this lack of Year 2000 readiness could have a material adverse effect on our operating results.

           CONTINGENCY PLANS

We are developing contingency plans intended to mitigate possible disruptions in our business operations that may result from Year 2000 issues and believe that these plans will be substantially completed by the end of the third quarter of 1999. Our contingency plans may include implementing manual work processes and hiring additional staff, securing alternate sources of supply, distribution and warehousing, adjusting the timing of promotional programs, stockpiling raw, packaging and promotional materials, and increasing inventory levels of finished goods. We will continually update and revise our contingency plans for our significant business partners and customers as we continue to assess their Year 2000 readiness. However, judgments regarding contingency plans - such as how to develop them and to what extent - are subject to many variables and uncertainties. As a result, there is no certainty that our contingency plans will be sufficient to mitigate disruptions to our business resulting from Year 2000 issues and the failure of our contingency plans to mitigate any disruptions could have a material adverse effect on our operating results and financial condition.

We currently believe that the most reasonably likely worst case scenario involves the potential failure of interfaces to and from our critical information systems applications combined with the failure of critical business partners to be Year 2000 compliant. We believe that the most reasonably likely worst case scenario would result in a significant increase in our costs due to remediation efforts and additional staffing to support business activities and perform manual work processes around critical information systems applications, as well as difficulties in procuring raw materials and meeting customer demand for our products. If the most reasonably likely worst case scenario occurs, it could have a material adverse effect on our operating results and financial condition.

           COSTS

We are using both internal and external resources to complete our Year 2000 efforts. We incurred costs of $1.0 million in 1998 and currently are expected to incur costs of $1.6 million in 1999. We also incurred capital costs of $10.8 million in 1998, $8.1 million for the first half of 1999 and are currently expected to incur additional capital costs of $5.1 million during the second half of 1999 to upgrade our information technology systems. These expenditures will address Year 2000 compliance and are expected to provide us with improved efficiencies and cost savings.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 3, 1999. The stockholders elected the following persons to serve three-year terms as Directors of the Corporation: Herbert M. Baum, Donald E. Guinn and Malcolm Jozoff. The votes for and against (withheld) each nominee were as follows:

NOMINEE                                                    VOTES FOR                     VOTES WITHHELD
-------                                                    ---------                     --------------
Herbert M. Baum                                            81,076,101                        441,832
Donald E. Guinn                                            81,068,489                        449,444
Malcolm Jozoff                                             80,962,307                        555,626

Joy A. Amundson, Joe T. Ford, Thomas L. Gossage, Michael T. Riordan, Barbara S. Thomas and Salvador M. Villar also continued as Directors following the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  10(a). Employment Agreement, dated May 11, 1999, between the Company and Malcolm Jozoff.

                  10(b). Change of Control Agreement, dated May 11, 1999, between the Company and Malcolm Jozoff.

                  27.      Financial Data Schedule.

                  99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

         (B) A Current Report on Form 8-K was filed on July 27, 1999, relating to the Company's second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The Dial Corporation
(Registrant)

August 17, 1999



/s/  Susan J. Riley
------------------------------------------------------
     Senior Vice President and Chief Financial Officer
     (Chief Accounting Officer and Authorized Officer)

                                 Exhibit Index

                Number     Description
                ------     -----------
                10(a).     Employment Agreement, dated May 11, 1999 between the
                           Company and Malcolm Jozoff.

                10(b). Change of Control Agreement, dated May 11, 1999 between the Company and Malcolm Jozoff.

                27.        Financial Data Schedule.

                99.        Private Securities Litigation Reform Act of 1995 Safe
                           Harbor Compliance Statement for Forward-Looking
                           Statements.