Form 10-Q
period 1999-10-02
DIAL CORP /NEW/
filed 1999-11-16
CIK 1016179

14
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                 For the Quarterly Period Ended  October 2, 1999
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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on November 12, 1999 was 105,375,827.

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


                                  THE DIAL CORPORATION
                               CONSOLIDATED BALANCE SHEET
                            (000 omitted, except share data)

                                           (Unaudited)

                                                             October 2,    December 31,
                                                                  1999            1998
                                                           ------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .  $     7,920   $      12,405
  Receivables, less allowance of $6,653 and $7,378. . . .       81,744          56,477
  Inventories . . . . . . . . . . . . . . . . . . . . . .      175,775         155,441
  Deferred income taxes . . . . . . . . . . . . . . . . .       15,870          13,156
  Other current assets. . . . . . . . . . . . . . . . . .        5,629           1,634
                                                           ------------  --------------

     Total current assets . . . . . . . . . . . . . . . .      286,938         239,113

Property and equipment, net . . . . . . . . . . . . . . .      288,912         281,302
Deferred income taxes . . . . . . . . . . . . . . . . . .       76,608          82,227
Intangibles, net. . . . . . . . . . . . . . . . . . . . .      530,033         545,999
Other assets. . . . . . . . . . . . . . . . . . . . . . .       34,854          26,734
                                                           ------------  --------------

                                                           $ 1,217,345   $   1,175,375
                                                           ============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable. . . . . . . . . . . . . . . . .  $   121,009   $     123,911
  Short-term borrowings . . . . . . . . . . . . . . . . .       56,889          10,389
  Income taxes payable. . . . . . . . . . . . . . . . . .       28,157           9,685
  Other current liabilities . . . . . . . . . . . . . . .       98,183         106,663
                                                           ------------  --------------

     Total current liabilities. . . . . . . . . . . . . .      304,238         250,648

Long-term debt. . . . . . . . . . . . . . . . . . . . . .      239,246         280,223
Pension and other benefits. . . . . . . . . . . . . . . .      240,554         245,981
Other liabilities . . . . . . . . . . . . . . . . . . . .        6,873           8,298
                                                           ------------  --------------
     Total liabilities. . . . . . . . . . . . . . . . . .      790,911         785,150
                                                           ------------  --------------

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding. . . . .           __              __
  Common stock, $.01 par value, 300,000,000 shares
    authorized; 105,334,715 and 104,355,018 shares issued        1,053           1,044
  Additional capital. . . . . . . . . . . . . . . . . . .      452,076         450,767
  Retained income . . . . . . . . . . . . . . . . . . . .      167,441         105,011
  Accumulated other comprehensive income. . . . . . . . .       (8,449)         (8,949)
  Unearned employee benefits. . . . . . . . . . . . . . .     (101,614)       (129,111)
  Treasury stock, 2,968,512 and 1,176,082 shares held . .      (84,073)        (28,537)
                                                           ------------  --------------
     Total stockholders' equity . . . . . . . . . . . . .      426,434         390,225
                                                           ------------  --------------

                                                           $ 1,217,345   $   1,175,375
                                                           ============  ==============


See  Notes  to  Consolidated  Financial  Statements.


                              THE DIAL CORPORATION
          STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                      (000 omitted, except per share data)


                                                            (Unaudited)
                                                          Quarter Ended
                                                          ---------------
                                                     October 2,     October 3,
                                                        1999           1998
                                                 ---------------  ------------
Net sales . . . . . . . . . . . . . . . . . . .  $      437,055   $   383,909
                                                 ---------------  ------------

Costs and expenses:
   Cost of products sold. . . . . . . . . . . .         220,094       195,450
   Selling, general and administrative expenses         161,346       141,315
                                                 ---------------  ------------

                                                        381,440       336,765
                                                 ---------------  ------------


Operating income. . . . . . . . . . . . . . . .          55,615        47,144

Interest and other expenses . . . . . . . . . .           8,004         5,512
Earnings (Loss) of Joint Venture. . . . . . . .            (390)
                                                 ---------------  ------------


Income before income taxes. . . . . . . . . . .          47,221        41,632
Income taxes. . . . . . . . . . . . . . . . . .          16,472        14,904
                                                 ---------------  ------------

NET  INCOME . . . . . . . . . . . . . . . . . .  $       30,749   $    26,728
                                                 ===============  ============

NET INCOME PER SHARE -- BASIC . . . . . . . . .  $         0.31   $      0.27
                                                 ===============  ============

NET INCOME PER SHARE -- DILUTED . . . . . . . .  $         0.31   $      0.27
                                                 ===============  ============

Weighted average basic shares outstanding . . .          98,347        98,562
     Weighted average equivalent shares . . . .           1,783         1,733
                                                 ---------------  ------------

Weighted average diluted shares outstanding . .         100,130       100,295
                                                 ===============  ============

NET INCOME. . . . . . . . . . . . . . . . . . .  $       30,749   $    26,728
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustment. .             (14)         (533)
                                                 ---------------  ------------
COMPREHENSIVE INCOME. . . . . . . . . . . . . .  $       30,735   $    26,195
                                                 ===============  ============



See  Notes  to  Consolidated  Financial  Statements.



                                THE DIAL CORPORATION
           STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                        (000 omitted, except per share data)


                                                               (Unaudited)
                                                             Nine Months Ended
                                                            -------------------
                                                       October 2,        October 3,
                                                         1999              1998
                                                  -------------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . .  $        1,266,315   $ 1,085,730
                                                  -------------------  ------------

Costs and expenses:
   Cost of products sold . . . . . . . . . . . .             633,728       557,818
   Selling, general and administrative expenses.             473,479       395,463
                                                  -------------------  ------------

                                                           1,107,207       953,281
                                                  -------------------  ------------


Operating income . . . . . . . . . . . . . . . .             159,108       132,449

Interest and other expenses. . . . . . . . . . .              24,651        14,897
Earnings (Loss) of Joint Venture . . . . . . . .                (390)
                                                  -------------------   -----------

Income before income taxes . . . . . . . . . . .             134,067       117,552
Income taxes . . . . . . . . . . . . . . . . . .              47,999        42,306
                                                  -------------------  ------------

NET  INCOME. . . . . . . . . . . . . . . . . . .  $           86,068   $    75,246
                                                  ===================  ============

NET INCOME PER SHARE -- BASIC. . . . . . . . . .  $             0.87   $      0.77
                                                  ===================  ============

NET INCOME PER SHARE -- DILUTED. . . . . . . . .  $             0.86   $      0.75
                                                  ==================   ============

Weighted average basic shares outstanding. . . .              98,570        98,217
     Weighted average equivalent shares. . . . .               2,074         2,204
                                                  -------------------  ------------

Weighted average diluted shares outstanding. . .             100,644       100,421
                                                  ===================  ============

NET INCOME . . . . . . . . . . . . . . . . . . .  $           86,068   $    75,246
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustment . .                 371          (666)
     Minimum pension liability adjustment. . . .                 129           (17)
                                                  ------------------   ------------
Other comprehensive income (loss). . . . . . . .                 500          (683)
                                                  -------------------  ------------
COMPREHENSIVE INCOME . . . . . . . . . . . . . .  $           86,568   $    74,563
                                                  ===================  ============



See  Notes  to  Consolidated  Financial  Statements.



                                 THE DIAL CORPORATION
                         STATEMENT OF CONSOLIDATED CASH FLOWS
                                     (000 omitted)


                                                                   (Unaudited)
                                                                Nine Months Ended
                                                               -------------------
                                                          October 2,        October 3,
                                                             1999              1998
                                                     -------------------  ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . .  $           86,068   $    75,246
Adjustments to reconcile net income to net cash
 Provided by operating activities:
  Depreciation and amortization . . . . . . . . . .              31,915        25,990
  Deferred income taxes . . . . . . . . . . . . . .               2,906         (102)
  Change in operating assets and liabilities:
   Receivables. . . . . . . . . . . . . . . . . . .             (50,242)      (14,139)
   Inventories. . . . . . . . . . . . . . . . . . .             (20,334)       (7,877)
   Trade accounts payable . . . . . . . . . . . . .              (2,902)       (8,522)
   Other assets and liabilities, net. . . . . . . .              14,848        (9,085)
                                                     -------------------  ------------

Net cash provided by operating activities . . . . .              62,259        61,511
                                                     -------------------  ------------

CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . . . .             (34,508)      (27,348)
Acquisition of business, net of cash acquired . . .              (1,954)     (270,763)
Proceeds from sale of assets. . . . . . .                                      10,053
                                                     -------------------  ------------

Net cash used by investing activities . . . . . . .             (36,462)     (288,058)
                                                     -------------------  ------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net change in long-term borrowings. . . . . . . . .             (40,977)      210,259
Common stock purchased for treasury . . . . . . . .             (53,821)      (10,231)
Net change in short-term bank loans . . . . . . . .              46,500          (873)
Dividends paid on common stock. . . . . . . . . . .             (23,636)      (23,592)
Cash proceeds from stock options. . . . . . . . . .              16,677        15,030
Net change in receivables sold. . . . . . . . . . .              24,975        31,100
                                                     -------------------  ------------

Net cash provided (used) by financing activities. .             (30,282)      221,693
                                                     -------------------  ------------

Net decrease in cash and cash equivalents . . . . .              (4,485)       (4,854)
Cash and cash equivalents, beginning of year. . . .              12,405        10,089
                                                     -------------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . .  $            7,920   $     5,235
                                                     ===================  ============



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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of October 2, 1999, the results of operations and cash flows for the quarters and nine months ended October 2, 1999 and October 3, 1998 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

At October 2, 1999, there were 105,334,715 shares of common stock issued and 98,426,532 shares outstanding. At October 2, 1999 and October 3, 1998, a total of 3,939,671 and 4,495,785, respectively, of the issued shares were held by the Employee Equity Trust. At October 2, 1999 and October 3, 1998, a total of
2,968,512 and 559,779, respectively, shares were held in treasury by the Company. The shares held in treasury at October 2, 1999 include 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first half of 1998 and 2,558,350 shares valued at $74.9 million as part of the Company's stock repurchase program.

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

NOTE  B.  ACQUISITION  OF  BUSINESS  AND  JOINT  VENTURE

On April 20, 1999, the Company and Henkel KGaA ("Henkel") reached agreement to establish a joint venture to develop and market a range of enhanced laundry products in North America. The joint venture company, Dial/Henkel LLC ("the Joint Venture"), is 50%-owned by the Company and 50%-owned by Henkel Corporation, the U. S. subsidiary of Henkel. The Company accounts for its interest in the Joint Venture using the equity method.

On August 4, 1999, the Joint Venture completed the purchase of the Custom Cleaner home dry cleaning business of Creative Products Resources, Inc. The Joint Venture began selling Custom Cleaner products in the third quarter.

On September 14, 1998, the Company acquired Sarah Michaels, Inc. ("Sarah Michaels"), a manufacturer and marketer of specialty bath and body care products for a cash purchase price of $187.0 million. The Sarah Michaels acquisition has been accounted for under the purchase method of accounting. At October 2, 1999, $5.0 million remains in escrow pending final valuation of certain acquired assets and liabilities.

On July 1, 1998, the Company acquired The Freeman Cosmetic Corporation ("Freeman"), a manufacturer and marketer of natural skin care, hair care, bath, body and foot care products for a cash purchase price of approximately $78.0 million. The cash purchase price for Freeman reflects a $6.0 million reduction as a result of a net worth adjustment received by the Company in January 1999.

The following unaudited pro forma combined condensed financial information for the third quarter and first nine months of 1998 includes the results of operations for the Company and assumes the acquisition of Sarah Michaels and Freeman were consummated at the beginning of 1998 along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The unaudited pro forma combined condensed financial information does not give any effect to any potential cost savings which may arise from the consolidation of the acquisitions with the Company.

The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.


                                         Quarter ended    Nine Months ended
                                        October 3, 1998    October 3, 1998
                                        ----------------  ------------------
                                        (000 omitted, except per share data)

Net sales. . . . . . . . . . . . . . .  $        395,465  $        1,141,499
Operating income . . . . . . . . . . .            47,855             130,922
Net income . . . . . . . . . . . . . .            24,365              67,137
Earnings per share - diluted . . . . .  $           0.24  $             0.67



NOTE  C.  INVENTORIES

Inventories  consisted  of  the  following:


                              October 2,   December 31,
                                 1999          1998
                             -----------  -------------
                                    (000 omitted)

Raw materials and supplies.  $    60,796  $      55,791
Work in process . . . . . .       10,529          7,855
Finished goods. . . . . . .      104,450         91,795
                             -----------  -------------

                             $   175,775  $     155,441
                             ===========  =============



NOTE  D.  DEBT

Short-term  debt  consisted  of  the  following:

 .                                                      October 2,   December 31,
           .                                              1999          1998
                                                      -----------  -------------
                                                            (000 omitted)
Short-term bank borrowings, with maturities
  between one and seven days, with interest
  rates between 5.5% and 5.6%.. . . . . . . . .. . .  $    45,500              -

Argentina bank loan with interest at the bank's
  short-term rate (11% at Oct. 2, 1999), repricing
  monthly, subject to call by the bank at the end
  of each month                                            11,389         10,389
                                                      -----------  -------------
     Total short-term debt. . . . . . . . . . . .  .  $    56,889  $      10,389
                                                      ===========  =============

Long-term  debt  consisted  of  the  following:

                                                       October 2,   December 31,
                                                          1999          1998
                                                      -----------  -------------
                                                           (000 omitted)
200 million 6.5% Senior Notes due 2008, net
  of issue discount. . . . . . . . . . . . . . . . .  $   198,097  $     197,938
Short-term bank borrowings supported by the
  long-term revolving Credit Agreement, with
  interest rates at December 31, 1998 ranging
  from 5.5% to 6%                                               -         81,619
Commercial paper supported by the long-term
  revolving Credit Agreement, interest rate
  at 5.7% at October 2, 1999.  . . . . . . . . . . .       40,149              -
Arizona Department of Commerce loan due 2006.  . . .        1,000            666
                                                      -----------  -------------
Total long-term debt. . . . . .. . . . . . . . . . .  $   239,246  $     280,223
                                                      ===========  =============


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

In June 1999, the Company established a $350 million commercial paper program which allows the Company to access the commercial paper market for short-term borrowing needs. The commercial paper program is supported by the Company's Credit Agreement. Accordingly, borrowings under the commercial paper program are classified by the Company as long-term debt.

At October 2, 1999, the Company had $350 million available under the Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis under commitments available until August 15, 2002. The interest rate applicable to borrowings under the Credit Agreement is, at the Company's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the period of the Credit Agreement. The Agreement also provides for commitment fees. Such spreads and fees will change moderately should the Company's debt ratings change.

In addition, from time to time, the Company makes use of short-term bank borrowings. The borrowings are unsecured and generally have maturities between 1 and 30 days and bear interest at LIBOR plus appropriate spreads. The banks that provide the borrowings do so on an uncommitted basis.

Beginning in the third quarter of 1999, short-term bank borrowings, previously classified as long-term debt because they were supported by the Credit Agreement, are being classified as short-term debt because the Credit Agreement is being used to support the Company's commercial paper program.

NOTE  E.  INCOME  TAXES

Reconciliation between the statutory federal income tax rate of 35% and the Company's consolidated effective income tax rate for the nine months ended October 2, 1999 and October 3, 1998 is as follows:


                             October 2,   October 3,
                                1999         1998
                             -----------  -----------
Federal statutory rate. . .        35.0%        35.0%
Goodwill amortization . . .         0.8          0.2
Foreign Sales Corp. benefit        (0.5)        (0.6)
State income taxes. . . . .         3.3          3.7
Utilization of capital loss        (0.5)           -
International operations. .        (1.9)        (0.7)
Other, net. . . . . . . . .        (0.4)        (1.6)
                             -----------  -----------
Effective income tax rate .        35.8%        36.0%
                             ===========  ===========


NOTE  F.  SEGMENTS  OF  AN  ENTERPRISE

For organizational, marketing and financial reporting purposes, the Company has organized into three business segments: (i) Domestic Branded, (ii) International, and (iii) Commercial Markets and Other. The segments were identified based on the types of products sold, the customer base and method of distribution.

Selected information as to the operations of the Company in different business segments for the third quarter and first nine months of 1999 and 1998 is set forth below. The accounting policies and the basis of preparation of the business segments are the same as those described in Note P to the audited financial statements included in the Company's 1998 Annual Report to Stockholders.


                                      COMMERCIAL                                          DISCONTINUED
                         DOMESTIC      MARKETS       TOTAL                       TOTAL      & DIVESTED
                         BRANDED      AND OTHER     DOMESTIC   INTERNATIONAL   CONTINUING    PRODUCTS     TOTAL
                       -----------  -------------  ----------  --------------  -----------  ----------  ---------
                                                              (000 omitted)
NET SALES:
  Quarter ended:
   October 2, 1999. .  $  378,273    $   16,704   $  394,977    $     42,078  $   437,055              $  437,055
   October 3, 1998. .     326,216        17,797      344,013          39,896      383,909                 383,909
  Nine months ended:
   October 2, 1999. .   1,082,465        52,081    1,134,546         131,769    1,266,315               1,266,315
   October 3, 1998. .     914,565        52,103      966,668         118,561    1,085,229  $      501   1,085,730

OPERATING INCOME:
  Quarter ended:
   October 2, 1999. .      47,776         3,583       51,359           4,256       55,615                  55,615
   October 3, 1998. .      40,445         2,944       43,389           3,697       47,086          58      47,144
  Nine months ended:
   October 2, 1999. .     137,389         8,563      143,952          13,156      159,108                 159,108
   October 3, 1998. .     117,669         6,299      123,969           8,481      132,449                 132,449

ASSETS AT:
   October 2, 1999. .   1,066,558         8,798    1,075,356         141,989    1,217,345               1,217,345
   December 31, 1998.   1,034,425        10,005    1,044,430         130,945    1,175,375               1,175,375


NOTE  G.  DISPOSITION  OF  ASSETS

In the first quarter of 1998, the Company received approximately $10.0 million from the disposition of assets. The PUREX TOSS 'N SOFT(R) brand and related inventories were sold for approximately $5.3 million and a non-operating manufacturing property was sold for $4.0 million. No gain or loss was realized on the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON  OF  THE  THIRD  QUARTER  OF  1999  WITH  THE  THIRD  QUARTER OF 1998

Net sales increased $53.1 million, or 13.8%, to $437.1 million in the third quarter of 1999 from $383.9 million in the third quarter of 1998. This increase resulted from strong growth in the DIAL(R), PUREX(R), RENUZIT(R) and ARMOUR(R) franchises which grew at 8%, 9%, 12% and 8%, respectively, as well as a contribution from Sarah Michaels. The Purex franchise instituted a price increase beginning in January of 1999. Sales net of the Purex price increase improved 12.3% for the quarter.

Domestic Branded net sales increased $52.3 million, or 16.0%, to $378.3 million in the third quarter of 1999 from $326.0 million in the third quarter of 1998. The increase in net sales resulted primarily from sales growth in Dial, Purex, Renuzit and Armour and the inclusion of the Sarah Michaels acquisition. Domestic Branded sales net of the Purex price increase improved 14.2% for the quarter.

International net sales increased $2.2 million, or 5.5%, to $42.1 million from $39.9 million in the third quarter of 1998 primarily as a result of increased sales in Argentina.

Commercial Markets and Other net sales decreased $1.3 million, or 7.2%, to $16.7 million in the third quarter of 1999 from $18.0 million in the third quarter of 1998, primarily from a decline in sales of hotel amenities.

Gross profit margin increased .6 points to 49.7% in the third quarter of 1999 from 49.1% in the third quarter of 1998 resulting primarily from the Purex
price   increase, continuing improvement in manufacturing efficiencies  in  the manufacturing facilities and favorable raw material prices. These improvements were partially mitigated by sales of Sarah Michaels gift baskets, which have lower gross margins, and a selling price and trade promotion reduction in the Armour franchise. Gross profit margin net of the Purex price increase was 48.9% for the third quarter of 1999.

Selling, general and administrative expenses for the third quarter of 1999 increased $20.0 million, or 14.2%, to $161.3 million from $141.3 million in the third quarter of 1998. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives, new product launches and core business advertising and to amortization of goodwill and incremental administrative expenses associated with the acquisition of Freeman and Sarah Michaels.

Operating income in the third quarter of 1999 increased $8.5 million, or 18.0%, to $55.6 million from $47.1 million during the third quarter of 1998. The increase was primarily due to increased sales and gross margin improvements partially offset by trade spending for slotting and feature price protection.

Interest and other expense increased $2.5 million, or 45.2%, to $8.0 million for the third quarter of 1999 compared to $5.5 million in the third quarter of 1998. The increase was primarily due to increased debt to fund the Freeman and Sarah Michaels acquisitions.

The Company's consolidated effective income tax rate for the third quarter of 1999 was 34.9%, down from 35.8% for the third quarter of 1998. The decrease was primarily due to lower state and foreign taxes and the utilization of a capital loss, offset in part by nondeductible goodwill related to the Sarah Michaels acquisition.

Net income increased $4.0 million, or 15.0%, to $30.7 million in the third quarter of 1999 from $26.7 million in the third quarter of 1998. The increase was primarily due to increased sales and gross margin improvements, offset in part by higher selling, general and administrative expenses, lower than expected operating results of both Freeman and Sarah Michaels and a loss attributable to the Joint Venture.

COMPARISON  OF  THE FIRST NINE MONTHS OF 1999 WITH THE FIRST NINE MONTHS OF 1998

Net sales increased $180.6 million, or 16.6%, to $1,266.3 million in the first nine months of 1999 from $1,085.7 million in the first nine months of 1998. This increase resulted primarily from the inclusion of Sarah Michaels and Freeman, the Purex price increase and strong growth in the Renuzit and Purex franchises which grew at 23.9% and 14.6%, respectively. Sales net of the Purex price increase improved 14.8% for the first nine months.

Domestic Branded net sales increased $168.0 million, or 18.4%, to $1,082.5 million in the first nine months of 1999 from $914.5 million in 1998. The increase resulted primarily from the inclusion of the Sarah Michaels and Freeman acquisitions and sales growth in Renuzit, up 23.9%, and Purex, up 14.6%.
Domestic Branded sales net of the Purex price increase improved 16.2% for the first nine months of 1999 compared to 1998.

International net sales increased $13.2 million, or 11.1%, to $131.8 million from $118.6 million in the first nine months of 1998 primarily as a result of increased sales in Argentina and Canada.

Commercial Markets and Other net sales remained relatively flat at $52.1 million in the first nine months of 1999 compared to $52.2 million in the first nine months of 1998. The increase in sales of discontinued items was offset by a decline in sales of hotel amenities and softness in pricing of sulfonate chemicals, glycerin and fatty acids.

Gross profit margin increased 1.4 points to 50.0% in the first nine months of 1999 from 48.6% in the first nine months of 1998 resulting primarily from the Purex price increase, continuing improvement in manufacturing efficiencies in the manufacturing facilities and favorable raw material prices. Gross profit margin improvements in the first nine months were offset in part by sales of Sarah Michaels gift baskets and mix skews into larger sizes within both Dial and Purex, both of which have lower gross margins, as well as a selling price and trade promotion reduction in the Armour franchise. Gross profit margin net of the Purex price increase was 49.2% for the first nine months of 1999.

Selling, general and administrative expenses for the first nine months of 1999 increased $78.0 million, or 19.7%, to $473.5 million from $395.5 million in the first nine months of 1998. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives, new product launches, core business advertising, amortization of goodwill and incremental administrative expense associated with the acquisition of Freeman and Sarah Michaels.

Operating income in the first nine months of 1999 increased $26.7 million, or 20.1%, to $159.1 million from $132.5 million during the first nine months of 1998. The increase was primarily due to increased sales and gross margin improvements.

Interest and other expense increased $9.8 million, or 65.5%, to $24.7 million for the first nine months of 1999 compared to $14.9 million in the first nine months of 1998. The increase was primarily due to increased debt to fund the Freeman and Sarah Michaels acquisitions.

The Company's consolidated effective income tax rate for the first nine months of 1999 was 35.8%, down from 36.0% for the first nine months of 1998. The decrease was due primarily to lower state and foreign taxes and the utilization of a capital loss offset by nondeductible goodwill related to the Sarah Michaels acquisition.

Net income increased $10.8 million, or 14.4%, to $86.1 million in the first nine months of 1999 from $75.2 million in the first nine months of 1998. The increase was primarily due to increased sales and gross margin improvements, offset in part by higher selling, general and administrative expenses and lower than expected operating results of Freeman and Sarah Michaels.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company generated cash from operations of $62.3 million during the first nine months of 1999 compared to cash generated of $61.5 million during the same period in 1998. The increase resulted primarily from improvements in net income and higher depreciation expense attributable to information technology software. The increase was partially offset by higher accounts receivable due to strong shipments of holiday business at the end of the quarter and an increase in inventories in Sarah Michaels to meet the holiday season demand in the fourth quarter.

Capital expenditures for the first nine months of 1999 were $34.5 million versus $27.3 million for the comparable period in 1998. Capital spending in 1999 is expected to approximate $64 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs and address the Year 2000 issue. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

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

The Company received approximately $10.0 million from the disposition of assets during 1998, the majority of which resulted from two sales. The Purex Toss 'N Soft brand and related inventories were sold for approximately $5.3 million and a non-operating manufacturing property was sold for $4.0 million. No gain or loss was realized on either of the transactions.

The Company's financing plan includes the sale of accounts receivable to accelerate cash flow. During June 1999, the maximum amount of receivables that could be sold under this plan was increased to $115.0 million. Accounts receivable sold but not yet collected under this plan at October 2, 1999 and December 31, 1998 was $115.0 million and 90.0 million, respectively. Under the terms of the plan, the Company retains the risk of credit loss on the receivables sold.

In June 1999, the Company established a $350 million commercial paper program which allows the Company to access the commercial paper market for short-term borrowing needs. The commercial paper program is supported by the Company's Credit Agreement. Accordingly, borrowings under the commercial paper program are classified as long-term debt. At October 2, 1999, the Company had $40.1 million outstanding in commercial paper, bearing interest at 5.7%.

At October 2, 1999, the Company had $350 million available under the Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis under commitments available until August 15, 2002. The interest rate applicable to borrowings under the Credit Agreement is, at the Company's option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the period of the Credit Agreement. The Agreement also provides for commitment fees. Such spreads and fees will change moderately should the Company's debt ratings change.

In addition, from time to time, the Company makes use of short-term bank borrowings. The borrowings are unsecured and generally have maturities between 1 and 30 days and bear interest at LIBOR plus appropriate spreads. The banks that provide the borrowings do so on an uncommitted basis.

Beginning in the third quarter of 1999, short-term bank borrowings, previously classified as long-term debt, because they were supported by the Credit Agreement, are being classified as short-term debt because the Credit Agreement is being used to support the Company's commercial paper program.

As part of its business strategy, the Company routinely reviews and evaluates the acquisition of domestic and international companies that market products that are similar to the Company's product offerings. The Company may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

At October 2, 1999 and October 3, 1998, a total of 2,968,512 and 559,779, respectively, shares were held in treasury by The Company. The shares held at October 2, 1999 include 218,725 shares valued at $5.2 million purchased by the Company as part of a small shareholder selling/repurchasing program executed during the first quarter of 1998 and 2,558,350 shares valued at $74.9 million as part of the Company's stock repurchase program.

At October 2, 1999, the Company had approximately $92.2 million in net deferred tax benefits. The realization of such benefits will require average annual taxable income of approximately $17.2 million over the next 15 years. The Company's average income before income taxes over the last three years was approximately $112.3 million.


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

     INFORMATION  TECHNOLOGY  APPLICATIONS

We have completed our assessment of our information technology applications and have identified 76 application systems that we believe are critical to maintaining our domestic operations without disruptions that would have a material adverse effect on our operating results and financial condition. All of these application systems have been replaced or remediated. Our primary approach to remediation has been to replace non-compliant application systems with application systems represented by vendors to be Year 2000 compliant. Through this replacement effort, our 76 critical application systems have been replaced by 38 systems. In most cases, our testing of these 38 application systems consists of executing them with transaction dates beyond December 31, 1999, as well as running the application system in an environment in which the system date has been moved forward to a date beyond December 31, 1999. Generally, our testing is less rigorous for newer applications represented to be Year 2000 compliant. For example, in selected cases of newer application systems that are represented by the vendor to be Year 2000 compliant, we have reviewed the vendors' testing documentation and are testing the application system with transaction dates beyond December 31, 1999, but will not run the application system in an environment in which the system date has been moved forward to a date beyond December 31, 1999. In other cases of newer application systems that are represented by the vendor to be Year 2000 compliant, we have reviewed the vendors' testing documentation and have determined that no further testing is required. We have completed testing or have determined that testing is not necessary for 32 of the application systems and believe that all 32 are Year 2000 compliant. We expect to complete our testing of the remaining critical information technology applications for our domestic operations by the end of 1999. We also have identified and assessed 13 application systems consisting of 52 modules that we believe are critical to maintaining our international operations (principally in Argentina, Guatemala, and Mexico). We have completed replacement or remediation and testing of all critical information technology applications for our international operations.

     INFORMATION  TECHNOLOGY  INFRASTRUCTURE

We have followed the same approach described above for our information technology infrastructure, which includes computer and communications hardware and related operating system software on which the information systems applications operate. This equipment is in the process of being replaced or upgraded to Year 2000 compliant versions. Approximately 97% of the critical infrastructure equipment for our domestic and international operations have been remediated. We expect to complete remediation of the remaining equipment by the end of 1999. As mentioned above, our testing is less rigorous for infrastructure software/hardware represented by the manufacturer to be Year 2000 compliant. We expect to complete testing of critical infrastructure equipment/software for our domestic and international operations during the fourth quarter of 1999. We will continue to monitor manufacturer revisions of Year 2000 infrastructure compliance statements through the end of 1999 and will reassess the potential impact on infrastructure equipment and operating systems as necessary.

     EMBEDDED  SYSTEMS

We have identified 458 embedded systems that we believe are critical to maintaining our domestic operations without disruptions that would have a material adverse effect on our operating results and financial condition. Of these 458 embedded systems, 451 have been remediated. We have completed testing of 450 of these 451 embedded systems and believe that we will not experience any Year 2000 issues with these 450 embedded systems. We expect to have all of the critical embedded systems for our domestic operations remediated and tested, as necessary, by the end of 1999. We also have identified and assessed 50 embedded systems that we believe are critical to maintaining our international operations without disruptions that would have a material adverse effect on our international operating results. We have completed remediation and testing of all of these embedded systems.

     BUSINESS  PARTNERS

During  1998,  we  sent  Year  2000  readiness  surveys to 1,906 of our business partners and received responses from 1,252 of these business partners. We categorized responses as good, fair or poor based upon the information submitted by the business partners and our ability to assess their Year 2000 readiness from this information. Of these 1,252 responses, we determined that 913 were good, 126 were fair and 213 were poor. We are continuing to follow up with those business partners who we believe are critical to maintaining our domestic operations. We have identified 418 of our business partners as critical to maintaining our domestic operations without disruptions that would have a material adverse effect upon our operating results and financial condition. We have completed our assessment of the Year 2000 readiness of our business partners. We will however, continue to monitor the Year 2000 readiness of approximately 150 of these critical business partners and evaluate the readiness of all new vendors throughout 1999. We believe that our business partners present a significant risk of disruption to our operations due to our limited ability to influence their actions and to estimate the level and impact of the lack of Year 2000 readiness throughout our extended supply chain. We have had discussions concerning Year 2000 readiness with some of our largest customers and continue to monitor their Year 2000 readiness statements. We currently do not have any reason to believe that our largest customers are not appropriately resolving their Year 2000 issues. Our international facilities have completed an assessment of the Year 2000 readiness of 233 of their business partners believed to be critical to maintaining our international operations. We believe that business partners, customers, governmental agencies and utilities outside the United States are generally less aware of Year 2000 issues and less willing to provide information concerning their Year 2000 readiness. As a result, we currently believe that our international business partners and customers, as well as the countries in which they operate, will be less prepared for Year 2000 issues than our domestic business partners and customers, and that this lack of Year 2000 readiness could have a material adverse effect on our operating results.

     CONTINGENCY  PLANS

We have developed contingency plans intended to mitigate possible disruptions in our business operations that may result from Year 2000 issues. The development of our contingency plans has focused on five mission critical processes and 20 important processes that are not as time sensitive. The five mission critical processes include order management, vendor managed inventory, raw material procurement, treasury functions and payroll processing. Detailed written contingency plans have been developed for the five mission critical processes. Our contingency plans primarily include implementing backup manual work processes and stockpiling some raw, packaging and promotional materials. We will update and revise our contingency plans as necessary through the end of 1999. However, judgments regarding contingency plans - such as how to develop them and to what extent - are subject to many variables and uncertainties. As a result, there is no certainty that our contingency plans will be sufficient to mitigate disruptions to our business resulting from Year 2000 issues and the failure of our contingency plans to mitigate any disruptions could have a material adverse effect on our operating results and financial condition. We currently believe that the most reasonably likely worst case scenario involves the potential failure of interfaces to and from our critical information systems applications combined with the failure of critical business partners to be Year 2000 compliant. We believe that the most reasonably likely worst case scenario would result in a significant increase in our costs due to remediation efforts and additional staffing to support business activities and perform manual work processes around critical information systems applications, as well as difficulties in procuring raw materials and meeting customer demand for our products. If the most reasonably likely worst case scenario occurs, it would have a material adverse effect on our operating results and financial condition.

     COSTS

We are using both internal and external resources to complete our Year 2000 efforts. We incurred costs of $1.0 million in 1998 and currently are expected to incur costs of $1.3 million in 1999. We also incurred capital costs of $10.8 million in 1998, $12.1 million during the first nine months of 1999 and are currently expected to incur additional capital costs of $4.0 million during the fourth quarter of 1999 to upgrade our information technology systems. These expenditures address Year 2000 compliance and are expected to provide us with improved efficiencies and cost savings. The costs of Dial's Year 2000 identification, assessment, remediation and testing efforts and the dates on which we believe we will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There is no certainty that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties. Although some of our agreements with manufacturers and other suppliers contain indemnification provisions, we cannot give any assurance that these indemnification arrangements will cover Dial's liabilities and costs related to claims by third parties related to Year 2000 issues. The above section entitled "Year 2000 Compliance," even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Disclosure Act of 1998.

PART  II.  OTHER  INFORMATION

ITEM  1.       LEGAL  PROCEEDINGS

On May 21, 1999, the Company was served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the "EEOC") in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that the Company has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin the Company from this alleged harassment, to require the Company to train its managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. The Company has denied the EEOC's allegations. This lawsuit is in the preliminary discovery stage and, as a result, assurances cannot be given regarding the ultimate outcome of this matter.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (A)       Exhibits

                    27.  Financial  Data  Schedule.

                    99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

          (B) A Current Report on Form 8-K was filed on October 27, 1999, relating to the Company's third quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


The  Dial  Corporation
(Registrant)

November  16,  1999



/s/   Susan  J.  Riley
----------------------------------------------------------------
      Executive  Vice  President  and  Chief  Financial  Officer
      (Chief  Accounting  Officer  and  Authorized  Officer)





                                   Exhibit Index

                 Number    Description
                 ------    -----------

                 27.     Financial Data Schedule.

                 99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.





THE  DIAL  CORPORATION
FINANCIAL  DATA  SCHEDULE
1999  10Q
EXHIBIT  27



Period type                     9 mos
                              ----------
Fiscal year end               31-Dec-99
                              ----------
Period end                    02-Oct-99
                              ----------
Cash . . . . . . . . . . . .      7,920
Securities . . . . . . . . .          0
Receivables. . . . . . . . .     81,744
Allowances . . . . . . . . .     (6,653)
Inventory. . . . . . . . . .    175,775
Current Assets . . . . . . .    286,938
PP&E . . . . . . . . . . . .    288,912
Depreciation . . . . . . . .     22,854
Total Assets . . . . . . . .  1,217,345
Current Liabilities. . . . .    304,238
Bonds. . . . . . . . . . . .          0
Preferred Mandatory. . . . .          0
Preferred. . . . . . . . . .          0
Common . . . . . . . . . . .      1,053
Other SE . . . . . . . . . .    425,381
Total Liabilities and Equity  1,217,345
Sales. . . . . . . . . . . .  1,266,315
Total Revenues . . . . . . .  1,266,315
CGS. . . . . . . . . . . . .    633,728
Total Costs. . . . . . . . .  1,107,207
Other expenses . . . . . . .          0
Loss-provision . . . . . . .          0
Interest expense . . . . . .     24,651
Income- pretax . . . . . . .    134,067
Income tax . . . . . . . . .     47,999
Income continuing. . . . . .     86,068
Discontinued . . . . . . . .          0
Extraordinary. . . . . . . .          0
Changes. . . . . . . . . . .          0
Net income . . . . . . . . .     86,068
EPS Basic. . . . . . . . . .       0.87
EPS Diluted. . . . . . . . .       0.86




                              THE DIAL CORPORATION
                                   EXHIBIT 99

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
         SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), Congress encouraged public companies to make "forward-looking statements" by creating a safe-harbor to protect companies from securities law liability in connection with forward-looking statements. The Dial Corporation (the "Company") intends to qualify both its written and oral forward-looking statements for protection under the PSLRA.

     To qualify oral forward-looking statements for protection under the PSLRA, a readily available written document must identify important factors that could cause actual results to differ materially from those in the forward-looking statements. The Company provides the following information in connection with its continuing effort to qualify forward-looking statements for the safe harbor protection of the PSLRA.

     Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties, which could cause actual events, or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS  AND  FINANCIAL  CONDITION

     The Company's future results and financial condition are dependent upon the Company's ability to successfully develop, manufacture and market consumer products. Inherent in this process is a number of factors that the Company must successfully manage to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, but are not limited to, the factors discussed below.

INTENSE  COMPETITION  IN  THE  CONSUMER  PRODUCTS  INDUSTRY

     The consumer products industry, particularly its detergent, personal care and air freshener categories, is intensely competitive. Among the Company's most significant competitors are large companies, including The Procter & Gamble Company, Lever Brothers Co. (a division of Unilever plc), and Colgate-Palmolive Company. These companies have greater financial resources than the Company and may be willing to commit significant resources to protecting their own market shares or to capturing market share from the Company. As a result, the Company may need to incur greater costs than previously incurred for trade and consumer promotions and advertising to preserve or improve market share and to introduce and establish new products and line extensions. At the same time, the Company may need to undertake additional production-related costs-cutting measures to enable it to respond to competitors' price cuts and marketing efforts without reducing the Company's margins. There can be no assurance that the Company will be able to make such additional expenditures or implement such cost-cutting measures or that, if made or implemented, they will be effective.

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

TRADE  CUSTOMER  PRICING  PRESSURES;  COMPETITIVE  RETAIL  ENVIRONMENT

     The Company faces pricing pressures from its trade customers. Because of the competitive retail environment, retailers have increasingly sought to reduce inventory levels and obtain pricing concessions from vendors. In addition, because consumer products companies, including the Company, have historically offered end-of-quarter discounts to achieve quarterly sales goals, trade customers have been inclined to delay inventory restocking until quarter-end. Since August 1996, the Company has attempted to reduce end-of-quarter discounts to retailers and has changed its sales incentive structure to emphasize not only quarterly review targets but also trade spending management and other personal performance targets. The reduction in discounts has not had, and the Company believes it will not have, a material adverse effect on sales although there can be no assurance in that regard. The Company is also subject to the risk that high-volume customers could seek alternative pricing concessions or better trade terms. The Company's performance is also dependent upon the general health of the retail environment and could be materially adversely affected by changes therein and by the financial difficulties of retailers.

DEPENDENCE  OF  KEY  CUSTOMERS

     The Company's top ten customers accounted for 40% of net sales in 1998. Wal-Mart Stores Inc. (and its affiliate, SAM's Club) ("Wal-Mart") was the Company's largest customer, accounting for 17% of the Company's net sales in 1998. The loss of, or a substantial decrease in the volume of purchases by, Wal-Mart or any of the Company's other top customers could have a material adverse effect on the Company's results of operations.

PRICE  VOLATILITY  OF  RAW  MATERIALS;  SINGLE  SOURCE  SUPPLIER

     While the Company believes that is may, in certain circumstances, be able to respond to price increases for certain raw materials by increasing sales prices, rapid increases in the prices of such raw materials could have a material adverse impact on financial results. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.12 and $0.28 per pound from January 1, 1995 to October 2, 1999.
Recently, the price of tallow has been trading near the lower end of this historical range. Because the majority of the competitors' soap products use considerably less tallow in their bar soap products, the Company may not be able to increase the prices of its Dial bar soaps in response to increases in tallow prices. In addition, the antibacterial agent, Triclosan, which is the active ingredient used in Liquid Dial products, is sourced from a single supplier. Although the Company has an adequate supply of Triclosan for its current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on the Company's financial results. The Company seeks to mitigate the risk by entering into contracts to provide up to six-month supplies of tallow, Triclosan and packaging materials. Long-term hedging opportunities against price increases for these items are generally not available.

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

     To reduce its dependence on domestic revenues, the Company has adopted a strategy to further penetrate international markets. In implementing this strategy, the Company faces barriers to entry and the risk of competition from local and other companies that already have established global businesses, risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment, import/export controls, nationalization, unstable governments and legal systems and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because the Company plans to develop its international business through acquisitions as well as joint ventures, co-packaging arrangements and/or other alliances, the Company may also be subject to risks associated with such acquisitions, ventures, arrangement and alliances, including those relating to the marriage of different corporate cultures and shared decision-making. In addition, because the Company's current international distribution capabilities are extremely limited, the Company will also need to acquire a distribution network or enter into alliances with existing distributors before it can effectively conduct operations in new markets. There can be no assurance that the Company will succeed in increasing its international business in a profitable manner, and a failure to expand this business may have a material adverse effect on the Company.

     The Company has a significant number of registered foreign trademarks as well as pending foreign trademark applications. There can be an assurance that the Company will successfully register any foreign trademark for which applications are currently pending or that such trademarks, once registered, together with any existing registered foreign trademarks, will be protected in the foreign markets in which they are used.

RISKS  OF  POTENTIAL  ACQUISITIONS

     As previously disclosed the Company recently acquired Freeman and Sarah Michaels. The Company may acquire or make substantial investments in complementary businesses or products in the future. The Freeman and Sarah Michaels acquisitions entailed, and any future acquisitions or investments would entail, various risks, including the difficulty of assimilating the operations and personnel of the acquired business or products, the potential disruption of the Company's ongoing business and, generally, the potential inability of the Company to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on the Company's financial results. Future acquisitions and investments by the Company also could result in substantial cash expenditures, potentially dilutive issuance of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses relating to goodwill and other intangible assets, which could adversely affect the Company's financial results and condition. The Company engages from time to time in discussions with respect to potential acquisitions, some of which may be material.

ADVERSE  PUBLICITY;  PRODUCT  RECALL

     Certain news broadcasts by major U.S. television and radio networks have focused on the use of antibacterial agents to kill germs on various surfaces. Triclosan, the active ingredient in Liquid Dial, has also been a focus of these broadcasts. Although none of the broadcasts disputed that Triclosan kills germs on the skin, some third party experts did question whether it provides any additional protection beyond that provided by non-antibacterial soap products. Although the Company has test results that it believes prove that Triclosan provides consumers with additional protection in limiting exposure to bacterial-related diseases, there can be no assurance the adverse publicity stemming from these broadcasts will not adversely affect the Company's sales of its antibacterial soap products and its results of operations.

     Because the Company shares the use of the Armour trademark for food products with ConAgra Inc., the manufacturer of Armour-branded non-canned meat products, the Company faces the risk that consumer preferences and perceptions with respect to any of the Company's Armour products may be influenced by adverse publicity affecting any of the Armour-branded products of ConAgra, Inc.

     From time to time, consumer product companies, including Dial, have had to recall certain products for various reasons, which costs of recall or other liabilities could be material to such companies. To date, the Company has not made any product recalls that have been material to the Company's financial condition. In addition, adverse publicity regarding any such product recall could have a material adverse effect on the Company.

ENVIRONMENTAL  CONCERNS  REGARDING  DETERGENT  COMPOUND

     Nonlyphenol ethoxylate ("NPE") is an ingredient used in the Company's liquid and powder detergent products. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from NPE as it decomposes and the adverse impact on the reproductive health of certain aquatic animals exposed to those compounds. Although to the best of the Company's knowledge none of the studies undertaken on NPE have demonstrated a link between the compound and such effect in the environment or in human beings, there can be no assurance that subsequent studies will in fact demonstrate such a link or demonstrate other adverse environmental consequences. Current government regulations do not impose any restrictions on the use of NPE, or impose any liability on any of the businesses that utilize NPE in the products they manufacture. The Company believes, however, that a number of governmental agencies in North America and Europe are discussing formal regulations of NPE in the environment. The Company is in the process of reformulating its detergents to eliminate this compound ingredient. The additional expense the Company expects to incur as a result of this reformulation is not expected to have a material adverse impact on the Company's financial results. In addition, the Company believes that it will not incur any significant environmental liability as a result of the use of NPE in its products.

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

EMPLOYEE  TURNOVER

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


ENVIRONMENTAL  MATTERS

     The Company is subject to a variety of environmental and health and safety laws in each jurisdiction in which it operations. These laws and regulations pertain to the Company's present and past operations.

     Since 1980, the Company has received notices or requests for information with respect to 27 sites that have been deemed "Superfund" sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, five of which are currently active, 14 of which are inactive, and eight of which have been settled. The Company also is engaged in investigatory and remedial activities with respect to four closed plants previously operated by the Company's former parent. As of October 2, 1999, the Company has accrued in its financial statements approximately $3 million in reserves for expenses relating to Superfund sites and the clean-up of closed plant sites, which reserves it believes are adequate.

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