Form 10-K
period 1999-12-31
DIAL CORP /NEW/
filed 2000-03-30
CIK 1016179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

Commission File Number 1-11793

THE DIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0374887 (I.R.S. Employer Identification No.)

15501 North Dial Boulevard Scottsdale, Arizona (Address of Principal Executive Offices)	85260-1619 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (480) 754-3425

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $.01 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

      As of March 22, 2000, 94,774,757 shares of Dial’s common stock were outstanding and the aggregate market value of the common stock (based on its closing price per share on such date) held by nonaffiliates was approximately $1.3 billion.

Documents Incorporated by Reference

      Portions of Dial’s proxy statement relating to the 2000 annual meeting of stockholders to be held on June 1, 2000, have been incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K.

PART I

      Unless otherwise indicated the industry data contained herein are derived from publicly available industry trade journals and reports, including, with respect to market rank and market share, reports published by Information Resources, Inc., and other publicly available sources which we have not independently verified but which we believe to be reliable. Unless otherwise noted, all market share data as of any particular date are as of the 52 weeks then ended and are based upon sales in the U.S. market. Soap products are measured by ounces sold. Detergent products are measured by standard cases sold. Air fresheners and canned meats are measured by units sold.

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are intended to identify forward-looking statements. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Factors that could cause actual results to differ include those factors identified in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors That May Affect Future Results and Financial Condition” in this Form 10-K.

Item 1.  Business

General

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. We also market specialty personal care products under the brand names Freeman®, Sarah Michaels® and Nature’s Accents®. We believe that our brand names have contributed to our products achieving leading market positions.

      For organizational, marketing and financial reporting purposes, we have organized our business into three segments:

•	Domestic Branded,

•	International and

•	Commercial Markets and Other.

Domestic Branded

      Our Domestic Branded business segment is comprised of five franchises:

•	Dial,

•	Purex,

•	Renuzit,

•	Armour and

•	Specialty Personal Care (Freeman, Sarah Michaels and Nature’s Accents).

Within our Domestic Branded business segment, we have chosen to focus our marketing and product development efforts on the Dial, Purex, Renuzit, Armour, Freeman, Sarah Michaels and Nature’s Accents brands. Our Domestic Branded business segment accounted for 86%, 85% and 84% of our net sales in 1999, 1998 and 1997, respectively. A discussion of our Domestic Branded franchises follows.

  Dial

      Our Dial franchise includes Dial and Liquid Dial® soaps and body washes, and Tone ® and Pure & Natural® soaps. Net sales for the Dial franchise for 1999, 1998 and 1997 were 27%, 30% and 30%, respectively, of the Domestic Branded business segment. At December 31, 1999, our Dial and other soap products had a 16.7% market share, measured in ounces sold, in the $2.1 billion soap category. Based on ounces sold, Dial was America’s leading bar soap and antibacterial bar soap and the second leading liquid soap and antibacterial liquid soap as of December 31, 1999.

  Purex

      Our Purex franchise includes Purex detergents, bleach and fabric softeners, and Trend® and Dutch® detergents, Borateem® bleach, Vano® and Sta-Flo® starches, Boraxo® soap and 20 Mule Team® borax, Fels Naptha® laundry soap and La France® brightener. Net sales for the Purex franchise for 1999, 1998 and 1997 were 32%, 32% and 34%, respectively, of the Domestic Branded business segment. As of December 31, 1999, Purex held the number two market share position with an 8.7% share, measured by standard cases sold, in the $4.7 billion domestic laundry detergent market.

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each own 50% of this joint venture. This joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner, Inc.® home dry cleaning business. In December 1999, the joint venture launched Purex Advanced®.

  Renuzit

      Our Renuzit franchise includes a variety of air fresheners, candles and accessories that all bear the Renuzit name. Net sales for the Renuzit franchise for each of 1999, 1998 and 1997 were 14% of the Domestic Branded business segment. As of December 31, 1999, Renuzit was the second leading brand in the $976 million domestic air freshener market.

  Armour

      Our Armour franchise includes Armour and Armour Star® canned meats, chili, hashes and meat spreads and Cream® corn starch. Our Armour branded products are concentrated in the profitable canned meat market segment. Net sales for the Armour franchise for 1999, 1998 and 1997 were 17%, 18% and 21%, respectively, of the Domestic Branded business segment. As December 31, 1999, Armour was the number two national brand of canned meats and was the market leader in the growing Vienna sausage segment.

  Specialty Personal Care

      Our Specialty Personal Care franchise includes a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels and Nature’s Accents brand names. We acquired The Freeman Cosmetic Corporation (“Freeman”) in July 1998. Freeman is a manufacturer and marketer of skin, hair, bath, body and foot care products all sold under the Freeman brand name. We acquired Sarah Michaels, Inc. (“Sarah Michaels”) in September 1998. Sarah Michaels is a leading marketer of premium specialty bath and body products, including body washes, body mists, luxury soaps, hand and body lotions, loofahs, sponges and brushes, which are distributed under the Sarah Michaels brand name. These two acquisitions were combined with our Nature’s Accents line of translucent soaps and specialty care products and our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, to create the Specialty Personal Care franchise. Net sales for the Specialty Personal Care franchise for 1999, 1998 and 1997 were 10%, 6% and 1%, respectively, of the Domestic Branded business segment.

International

      We distribute products in more than 40 countries. We have focused our international efforts in Argentina, Canada, Mexico, Puerto Rico and the Caribbean. During 1999, 1998 and 1997 approximately 88%, 89% and

84% of international sales came from these markets. Our International business segment accounted for 10%, 11% and 6% of our net sales in 1999, 1998 and 1997, respectively.

      In the third quarter of 1997, we acquired Nuevo Federal S.A., a manufacturer and marketer of personal care and household products in Argentina. In the fourth quarter of 1997, we acquired three personal care soap brands and two laundry bar brands from The Procter & Gamble Company’s Argentinean subsidiary. With these acquisitions, we entered what we believe is one of Latin America’s largest consumer markets by establishing a position in Mercosur, a regional trading bloc with more than 230 million consumers in Argentina and neighboring countries, including Brazil, Paraguay, Uruguay and Chile.

      In the Argentinean consumer products market, as of December 31, 1999, Nuevo Federal held the number three position in laundry detergents with the Zorro® , Enzimax® and Limzul® brands, the number two position in laundry bars with the Gran Federal® and Gran Llauro® brands, the number three position in dish detergents with the Cristal® and Zorro brands and the number four position in bar soaps with the Limol® and Campos Verdes® brands.

      In Canada, Purex liquid is the number one liquid laundry detergent overall and the number one liquid laundry detergent in mass merchandisers, Canada’s fastest growing retail channel. Liquid Dial is the number three antibacterial liquid soap in Canada. In Mexico, Liquid Dial is the number one liquid soap with 70% of this category. Breck® haircare products enjoy strong brand recognition in Mexico, with Breck hairspray having 7% of the hairspray category. In Puerto Rico, Purex liquid holds the number three market position in the liquid laundry detergent category with 12% of the category.

Commercial Markets and Other

      Our Commercial Markets business sells branded and nonbranded products, through the commercial channel to hotels, hospitals, schools and other institutional customers. In addition, this business segment includes sales of chemicals principally glycerin and fatty acids, that are by-products of the soap making and detergent making process. Dial’s Commercial Markets and Other business segment accounted for 4%, 4% and 6% of our net sales in 1999, 1998 and 1997, respectively.

Discontinued and Divested Brands

      By February 1998, we had discontinued or divested product lines that were not within our core businesses. Under this strategy, in the third quarter of 1997, we sold some of our household cleaning brands to Church & Dwight for approximately $30 million. The sale included the following brands and related inventories: Brillo® soap pads and related products, Parsons’® ammonia, Bo Peep® ammonia, Sno Bol® toilet bowl cleaner, Cameo® metal polish and Rain Drops® water softener. Our London, Ohio, plant, where Brillo was manufactured, also was part of the sale. In addition, in the third quarter of 1997, we sold our Bruce® floor care product trademark and our Magic® sizing starch brand and related inventories to other third parties for $4.5 million. In February 1998, we sold the Purex Toss N’ Soft® brand to Church & Dwight for $5.3 million. Sales of these products in 1998 were insignificant. In 1997, these brands as well as discontinued brands generated net sales of approximately $53 million, or approximately 4% of our total net sales.

Customers

      Our products are sold throughout the United States primarily through supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. Our top 10 customers accounted for approximately 42%, 40% and 35% of net sales in 1999, 1998 and 1997, respectively. Wal-Mart, including its affiliate, Sam’s Club, was our largest customer, accounting for approximately 18%, 17% and 17% of our net sales in 1999, 1998 and 1997, respectively. No other customer accounted for more than 10% of net sales in 1999, 1998 or 1997. Generally, our payment terms to customers range from 30 to 60 days. For Specialty Personal Care, we have special holiday terms which extend to 90 days.

      Our products are also sold internationally through the same outlets, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

Sales

      Our customers are served by a national sales organization of approximately 200 employees. The sales organization is divided into four regions for grocery sales plus specialized sales operations that sell to large mass merchandisers, membership club stores, chain drug stores and vending and military customers. In addition, some customers and regions, representing approximately 16.2% of our 1999 net sales, are served by a national broker sales organization.

Promotion and Advertising

      A significant portion of our revenues are expended for trade discounts and the promotion and advertising of our products. We believe that these expenditures are necessary to maintain and increase market shares in an industry highly dependent on product image and quality, trade support and consumer trends. We incurred discounts and expenses for these purposes of $444.7 million, $373.3 million and $311.4 million in 1999, 1998 and 1997, respectively. This represents 26%, 24% and 23%, of net sales in those years.

Distribution

      We ship product from nine of our warehouses located at or near our domestic manufacturing and assembly facilities and four domestic regional distribution centers. The regional warehouses are operated by third parties, except for one warehouse that we own and operate. We use outside carriers to transport our products.

      We have a just-in-time inventory management program of continuous, automatic replenishment of certain of our trade customers’ inventories. The primary objective of this program is to improve service to our customers and reduce costs by shortening the order-to-delivery pipeline. This occurs by anticipating customer needs based on historical sales, shipping the product just before those needs arise and eliminating redundancy, errors and interruption throughout the replenishment process. Sales under this program accounted for approximately 15% of our net sales in each of 1999, 1998 and 1997.

Suppliers

      We rely on a number of third parties for research and development, manufacturing and packaging. Many of our arrangements with respect to new products contain limited mutual exclusivity provisions. This is designed to permit us and the supplier to profit from the product enhancement or innovation before we use an alternative supplier or the supplier sells to one of our competitors. Most of our outsourcing arrangements can be terminated without material penalties on an average of three months’ notice.

Raw Materials

      We believe that ample sources of raw materials are available with respect to all of our major products. Paper, fats and oils, detergent chemicals and meat have the most significant impact on our costs. Generally, we purchase these raw materials from a variety of suppliers in the United States. While we believe that in certain circumstances we may be able to respond to price increases for certain raw materials by increasing sales prices, rapid increases in the prices of certain raw materials could materially impact our profit margins and financial results. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.10 and $0.28 per pound from January 1, 1995, to December 31, 1999. Recently, the price of tallow has been trading at the lower end of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases as readily as many competitors, which tend to use less tallow in their products. In addition, we depend on a single supplier for Triclosan, the antibacterial agent that is the active ingredient used in Liquid Dial products. Although we have an adequate supply of Triclosan for our current and foreseeable needs, a significant disruption in this supply could have a material adverse impact on our financial results.

      We attempt to reduce our risk by entering into contracts to provide up to six- to 12-month supplies of tallow, Triclosan and packaging materials. During 1999, we began using financial derivatives to mitigate price fluctuations on the raw material component of the cardboard boxes and packaging used in our business. Other long-term hedging opportunities against price increases for these raw materials are generally not available.

Competition

      We compete primarily on the basis of brand equity, brand advertising, customer service, product performance and product quality at competitive retail price points. We compete with numerous, well-established local, regional, national and international companies. Some of these companies have greater financial resources than we do and may be willing to commit significant resources to protecting their own market shares or to capturing market share from us. Our principal competitors are as follows:

Soap category

•	The Procter & Gamble Company (“P&G”)
•	Lever Brothers Co., a division of Unilever PLC (“Lever”)
•	Colgate-Palmolive Company (“Colgate”)

Household and air freshener

•	S.C. Johnson & Son, Inc.
•	Clorox Co.
•	P&G
•	Colgate
•	Reckitt & Colman Inc.

Canned Meats

•	Hormel Foods Corp.
•	International Home Foods (Libby’s)

Detergent category

•	P&G
•	Lever
•	Colgate
•	Church & Dwight Co., Inc.
•	USA Detergents, Inc.

Specialty Personal Care

•	Calgon and Healing Garden
•	Johnson & Johnson, Inc.
•	Yardley of London
•	Del Laboratories, Inc.
•	Alberto Culver

Research and Development

      We conduct research and development at our facility in Scottsdale, Arizona. Our internal research and development efforts are directed at improving existing products, developing new products, and providing technical assistance and support to our manufacturing activities. We rely on outside sources for general research and development activities. Our internal and external research and development expenditures were approximately $11.7 million, $10.1 million and $10.1 million in 1999, 1998 and 1997, respectively.

Marketing Research

      We rely on industry data, syndicated market share data, various attitude and usage studies prepared by independent marketing firms. We also obtain direct sales information from our largest customers to identify consumer needs and anticipate shifts in consumer preferences. This allows us to develop line extensions and new products to meet changing demands.

Patents and Trademarks

      Our trademarks include Dial, Purex, Renuzit, Armour, Armour Star, Freeman, Sarah Michaels, Tone, Nature’s Accents, Pure & Natural, Breck, Trend, Treet, 20 Mule Team and Boraxo and related trade names. We license the Armour and Armour Star trademarks from ConAgra, Inc. which also sells non canned food products under the Armour trademark. We license the 20 Mule Team trademark from U.S. Borax, Inc.

      United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. We maintain a portfolio of trademarks representing substantial goodwill in the businesses using these trademarks. We also have a significant number of registered foreign trademarks and pending foreign trademark applications.

      United States patents are currently granted for a term of 20 years from the date a patent application is filed. We own a number of patents that provide competitive advantages in the marketplace.

Government Regulation

      Substantially all of our operations are, or may become, subject to various federal laws and agency regulations. These include the Food, Drug, and Cosmetic Act, which is administered by the Food and Drug Administration (the “FDA”). The FDA regulates the manufacturing, labeling, and sale of our over-the-counter drug and cosmetic products. The Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act are administered by the Environmental Protection Agency and regulate our disinfectant products and certain of the substances used in the manufacturing of our products. The Meat Inspection Act is administered by the Department of Agriculture and regulates our meat products. The Hazardous Substances Act is administered by the Consumer Product Safety Commission and regulates the labeling of the Company’s household products. The Fair Packaging and Labeling Act is administered by the Federal Trade Commission (the “FTC”) and regulates the packaging and labeling of all of our products. Our products also are subject to regulation by various state laws and various state regulatory agencies. In addition, we are subject to similar laws and regulations imposed by foreign jurisdictions.

      Since the 1970’s, the Food and Drug Administration has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. Dial, which uses the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, emphasizes the antibacterial properties of its soap products in its marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require Dial to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in its products, all of which could materially adversely affect our business.

Environmental Matters

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we currently do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our financial results or condition, the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, five of which are currently active. As of December 31, 1999, we have accrued in our financial statements approximately $2.3 million in reserves for expenses related to Superfund sites and the clean-up of closed plant sites. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

      We do not currently anticipate that we will incur significant capital expenditures in connection with matters relating to environmental control or compliance in 2000. We do not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean-up of closed plant sites will have a material adverse effect on our financial results or condition. However, there can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies will not result in material costs in the future.

      Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. These changes have not had, and are not expected to have, a material adverse effect on our financial results or condition.

Employees

      We employed approximately 3,750 individuals, of whom approximately 1,150 were covered by collective bargaining agreements, as of December 31, 1999.

      Four of our seven plants in the United States are unionized. Our contract with the Oil, Chemical and Atomic Workers Union (covering approximately 85 employees at our Bristol, Pennsylvania, Plant) is scheduled for renegotiation in May 2000. In 1999, we successfully renegotiated our contract with the United Food and Commercial Workers Union (covering approximately 300 employees at our Aurora, Illinois Plant), which now expires in August 2002. In addition, we successfully renegotiated our contract with the United Food and Commercial Workers Union (covering approximately 420 employees at our Ft. Madison, Iowa Plant), which now expires September 2003. In 1998, we successfully renegotiated our contract with the International Brotherhood of Teamsters (covering approximately 335 employees at the Company’s St. Louis, Missouri and Madison County, Illinois distribution center), which now expires in 2001. Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

Item 2.  Properties

      Our corporate headquarters is located in a leased 130,000-square-foot, single-tenant building in Scottsdale, Arizona, that is adjacent to our owned technical and administrative building comprising 200,000 square feet. Our principal facilities include the following.

Location	Sq. Feet	Purpose

Manufacturing Facilities

Aurora, Illinois	451,000	Bar soaps

Fort Madison, Iowa	447,000	Canned meats and corn starch

St Louis, Missouri	272,400	Dry and liquid laundry detergents, fabric softeners

Bristol, Pennsylvania	261,800	Dry detergents

West Hazleton, Pennsylvania	214,470	Liquid detergents, fabric softeners and liquid soaps

Los Angeles, California	47,400	Powdered soap, fabric softeners and liquid detergents

Compton, California	146,400	Liquid soaps, bodywashes and shampoos

Guatemala City, Guatemala	100,000	Translucent and transparent bar soaps

Mexico City, Mexico	83,750	Shampoos, liquid soaps and hair care aerosols

Buenos Aires, Argentina	150,000	Bar soaps and dry detergents

Buenos Aires, Argentina	15,000	Sulfonic acid

San Juan, Argentina	70,000	Dry detergents and bar soaps

San Juan, Argentina	33,000	Liquid detergents, cleaners, air fresheners and deodorants

Subtotal	2,292,220

Distribution Centers

Atlanta, Georgia	253,700	Warehousing and distribution of finished goods

Allentown, Pennsylvania	608,000	Warehousing and distribution of finished goods

Corona, California	237,400	Warehousing and distribution of finished goods

Granite City, Illinois	812,000	Warehousing and distribution of finished goods

Subtotal	1,911,100

Warehouse Facilities

Dedham, Massachusetts	234,000	Warehousing and gift set assembly

Stoughton, Massachusetts	75,000	Warehousing

Holbrook, Massachusetts	72,000	Warehousing

Subtotal	381,000

Total	4,584,320

      We believe that our facilities in the aggregate are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs. We continue to seek ways to cut costs and may close plants as warranted.

Item 3.  Legal Proceedings

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. This lawsuit is in the discovery stage and, as a result, assurances cannot be given regarding the ultimate outcome of this matter.

      As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving our business and assets. We are currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to our business, including general and product liability and workers’ compensation claims. We believe that any liabilities resulting from these claims, after taking into account amounts already accrued and exclusive of any potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company did not submit any matter to a vote of its stockholders during the fourth quarter of 1999.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol DL. The following table sets forth the high and low closing sale prices as reported on the NYSE for the periods indicated. The closing sale price of the common stock on March 22, 2000, was $13.75 per share.

Price Range

	High	Low

Fiscal 1999

First Quarter	35 7/16	27 5/16

Second Quarter	38 3/8	30 5/16

Third Quarter	36 7/8	25

Fourth Quarter	28 3/8	23 1/16

Fiscal 1998

First Quarter	25 1/4	19 15/16

Second Quarter	26	22 5/8

Third Quarter	25 5/16	19 1/2

Fourth Quarter	29 11/16	19 15/16

      We declared dividends of $0.08 per share of Common Stock in the first, second, third and fourth quarters of 1999 and 1998. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. As of March 22, 2000, there were 94,774,757 shares of common stock outstanding, which were held by 35,142 stockholders of record.

Item 6.  Selected Financial and Other Data

      The following table presents selected financial information derived from our consolidated financial statements. The selected consolidated balance sheet data as of December 31, 1999, and December 31, 1998, and the consolidated income statement data for each of the three fiscal years in the period ended December 31, 1999, have been derived from our audited consolidated financial statements. The selected consolidated balance sheet data as of January 3, 1998, December 28, 1996, and December 30, 1995, and consolidated income statement data for the fiscal years ended December 28, 1996, and December 30, 1995 been derived from the audited consolidated financial statements of Dial which are not included in this Form 10-K.

      Prior to August 1996, we operated as the consumer products business of Viad Corp. Viad, our former parent, was then known as The Dial Corp. In August 1996, former parent declared a dividend and distributed to its stockholders all the outstanding common stock causing us to become a separately publicly traded company. This transaction is known as the Spin-off. We have operated as The Dial Corporation since the Spin-off.

      The following data should be read in conjunction with our consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the other financial information included elsewhere or incorporated by reference in this Form 10-K.

SELECTED FINANCIAL AND OTHER DATA

(in thousands, except per share data, number of employees and shareholders of record)

	Year ended

	Dec. 31	Dec. 31	Jan. 3	Dec. 28	Dec. 30
	1999	1998	1998	1996	1995

Operations

Net sales	$1,721,566	$1,524,517	$1,362,606	$1,406,400	$1,365,290

Cost of products sold	860,811	787,401	718,112	739,893	709,888

Write-down of discontinued product inventories				27,924	20,400

Total cost of products sold	860,811	787,401	718,112	767,817	730,288

Gross profit	860,755	737,116	644,494	638,583	635,002

Selling, general and administrative expenses	645,613	553,181	482,324	541,110	523,058

Restructuring charges and other asset write-downs				27,076	135,600

	645,613	553,181	482,324	568,186	658,658

Operating income (loss)	215,142	183,935	162,170	70,397	(23,656)

Spin-off transaction costs				5,000

Interest and other expenses	32,712	23,358	28,235	22,974	23,360

Net Earnings (Loss) of Joint Venture	(1,347)

Income (loss) before income taxes	181,083	160,577	133,935	42,423	(47,016)

Income taxes (benefit)	64,317	57,961	50,225	12,511	(19,527)

Net income (loss)(1)	$116,766	$102,616	$83,710	$29,912	$(27,489)

Net income per share(2)

Basic	$1.19	$1.04	$0.91	$0.33

Diluted	$1.17	$1.02	$0.89	$0.33

Basic shares outstanding(2)	98,255	98,294	91,918	89,705

Equivalent shares	1,810	2,185	2,231	1,269

Diluted shares	100,065	100,479	94,149	90,974

Balance Sheet Data (at year end)

Total assets	$1,269,686	$1,175,375	$883,852	$866,126	$798,405

Working capital (deficit)	14,490	(11,535)	(11,797)	41,107	45,663

Parent investment and advances					496,230

Long-term debt	300,951	280,223	84,399	269,515	3,320

Common stock and other equity(2)	411,271	390,225	320,046	140,657

Other Data

Depreciation and amortization	43,130	36,489	31,763	30,533	29,118

Capital expenditures	62,495	50,330	46,715	49,468	27,214

Number of employees (end of year)	3,754	3,759	3,548	2,812	3,985

Number of employees (average)	3,757	3,654	3,180	3,125	3,992

Dividends on common shares(2)	31,407	31,497	29,510	14,365

(1)	Includes restructuring charges and asset write-downs and Spin-off transaction costs of $60 million ($35.3 million after tax) or $0.39 per share in 1996 and restructuring charges and asset write-downs of $156 million ($94.9 million after tax) in 1995.

(2)	Per share, common stock and other equity and dividends on common shares information is not presented for 1995 because we were not a publicly held company during 1995. Net income per share is presented for 1996, as our common shares were issued on August 15, 1996. The calculation of income per share in 1996 assumes that the common shares and common share equivalents were outstanding for the entire year.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

      For organizational, marketing, financial reporting and method of distribution, we have organized our business into three segments: Domestic Branded, International and Commercial Markets and Other.

      Beginning with 1998, our fiscal year-end is December 31. Prior to 1998, our fiscal year ended on the Saturday closest to the end of December. Fiscal years 1999 and 1998 consisted of 52 weeks while fiscal year 1997 consisted of 53 weeks.

Recent Developments

      We recently announced that we expect our earnings to be down for the first half of 2000 versus our plan and the same period a year ago. We believe certain events leading to these lower than expected earnings will impact both sales and gross margin for the first and second quarters of 2000. We believe that the factors relating to the sales shortfall are primarily:

•	The consolidation and balancing of inventory that occurred when our second largest customer converted from buying direct to buying through two wholesalers;

•	The continuing price war between two of our competitors in the premium segment of the Argentina detergent market which has had an adverse impact on Dial’s value brand detergent in Argentina;

•	A shortfall on the sale of Armour canned meats due to increased Y2K-related retail inventory buildup at year’s end, coupled with a price increase taken by Dial in January that has not been matched by competition.

      In addition, our sales are now lower and the mix of products sold is different than earlier anticipated and this could have an adverse impact on our gross margin and earnings.

      Our gross margin in the first half will be impacted by the reduced manufacturing overhead absorption associated with the lower than expected sales volumes and the increasing cost of petroleum that affects, among other things, transportation and distribution expenses.

      See additional discussion of matters that may impact our results in Factors That May Affect Future Results and Financial Condition.

Fiscal 1999 Compared With Fiscal 1998

      Net sales increased $197.1 million, or 12.9%, to $1,721.6 million in 1999 from $1,524.5 million in 1998. This increase resulted from strong growth in Purex, Dial, Armour and Renuzit franchises which grew at 14%, 5%, 6% and 21%, respectively. Sales from Freeman Cosmetic Corporation, acquired in July of 1998, and Sarah Michaels, Inc., acquired in September of 1998, also contributed to the increase. The Purex franchise instituted a price increase beginning in January of 1999. Sales net of the Purex price increase improved 11% for the year.

      Domestic Branded net sales increased $186.1 million, or 14.4%, to $1,477.4 million in 1999 from $1,291.3 million in 1998. The increase resulted primarily from the inclusion of Sarah Michaels and Freeman acquisitions and strong sales growth in the core franchises. Domestic Branded sales net of the Purex price increase improved 12% for 1999.

      International net sales increased $10.5 million, or 6.4%, to $174.6 million from $164.1 million in 1998, primarily as a result of increased sales in Canada of 18% and Mexico of 5%. Sales in Argentina were up 2% for the year but were slowed as a result of new competition which led to a detergent price war, and a lingering recession.

      Commercial Markets and Other net sales remained relatively flat at $69.6 million in 1999 compared to $69.1 million in 1998. In late 1999, we sold the rights to our merchant surfactant business for an immaterial amount. During 2000, we intend to use internally all of our manufactured surfactants.

      Gross profit margin increased 1.6 points to 50.0% in 1999 from 48.4% in 1998 resulting primarily from the Purex price increase and continuing improvement in manufacturing efficiencies in the manufacturing facilities. Gross profit margin net of the Purex price increase was 49.2% for 1999.

      Selling, general and administrative expenses for 1999 increased $92.4 million, or 16.7%, to $645.6 million from $553.2 million in 1998. The increase was primarily due to higher marketing expense to support core business-merchandising initiatives including the Purex price increase, new product launches, and amortization of goodwill and incremental administrative expense associated with the acquisitions of Freeman and Sarah Michaels.

      Operating income in 1999 increased $31.2 million, or 17.0%, to $215.1 million from $183.9 million in 1998. The increase was primarily due to increased sales and gross margin improvements.

      Our share of the loss in the joint venture between us and Henkel KGaA was $1.3 million in 1999. We use the equity method of accounting to account for the joint venture and report earnings as a single line item after operating income. See additional discussion of the joint venture in Other Matters — Dial/ Henkel Joint Venture.

      Interest and other expense increased $9.4 million, or 40.2%, to $32.7 million for 1999 compared to $23.4 million in 1998. The increase was primarily due to increased debt to fund the Freeman and Sarah Michaels acquisitions and the impact of the share repurchase program.

      The Company’s consolidated effective income tax rate for 1999 was 35.5%, down from 36.1% for 1998. The lower effective tax rate in 1999 was primarily due to lower state and foreign taxes.

      Net income increased $14.2 million, or 13.8%, to $116.8 million in 1999 from $102.6 million in 1998. The increase was primarily due to increased sales, gross margin improvements and a decrease in our effective tax rate offset in part by a loss in the Dial/ Henkel LLC joint venture of $1.3 million.

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

      Domestic Branded net sales increased $141.6 million, or 12.3%, to $1,291.3 million in 1998 from $1,149.7 million in 1997. The increase in net sales was the result of the inclusion of the Sarah Michaels and Freeman acquisitions, and sales growth in Dial, up 12.3%; Renuzit, up 12.1%; and Purex, up 5.6%. The increase in sales was offset in part by a 1.9% decline in Armour sales.

      International net sales increased $81.9 million, or 99.8%, to $164.1 million from $82.2 million in 1997. The increase in net sales resulted primarily from the inclusion of a full year of results of Nuevo Federal and sales growth of 30.7% in Canada, 10.0% in Mexico and 7.0% in the Caribbean. In addition, Nuevo Federal’s sales grew 24% in the fourth quarter of 1998 over the same period in 1997. The increase in net sales was offset in part by a 52.3% decline in sales to Asia.

      Commercial Markets and Other net sales decreased $8.7 million, or 11.2%, to $69.1 million in 1998 from $77.8 million in 1997, primarily as a result of softness in the pricing of sulfonate chemicals, glycerin and fatty acids.

      Gross profit margin increased 1.1 points to 48.4% in 1998 from 47.3% in 1997. The increase resulted primarily from significant improvement in manufacturing efficiencies and favorable raw material prices.

      Selling, general and administrative expenses for 1998 increased $70.9 million, or 14.7%, to $553.2 million from $482.3 million in 1997. The increase was primarily due to higher marketing expense to support core business merchandising initiatives, new product launches and core business advertising.

      Operating income in 1998 increased $21.7 million, or 13.4%, to $183.9 million from $162.2 million in 1997. The increase was primarily due to increased sales and gross margin improvements.

      Interest and other expenses decreased $4.8 million, or 17.3%, to $23.4 million for 1998 compared to $28.2 million in 1997 primarily as a result of lower average monthly debt balances outstanding.

      The Company’s consolidated effective income tax rate for 1998 was approximately 36.1%, down from 37.5% for 1997. The lower effective tax rate in 1998 was primarily due to lower state and foreign taxes.

      Net income increased $18.9 million, or 22.6%, to $102.6 million in 1998 from $83.7 million in 1997. The increase was primarily due to increased sales, gross margin improvements and a lower effective tax rate.

Liquidity and Capital Resources

      We generated cash from operations of $121.8 million during 1999 compared to cash generated of $122.3 million during the same period in 1998. The decrease resulted primarily from higher accounts receivable and an increase in inventories due to new products and a slight build up at year-end as a Year 2000 contingency. The decrease was partially offset by improvements in net income, higher depreciation expense attributable to information technology software and amortization of Freeman and Sarah Michaels goodwill.

      Capital expenditures for 1999 were $62.5 million versus $50.3 million for the comparable period in 1998. Capital spending in 2000 is expected to approximate $60 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

      Our financing plan includes the sale of accounts receivable to accelerate cash flow. During June 1999, the maximum amount of receivables that could be sold under this plan was increased from $90.0 million to $115.0 million, in line with higher sales. Accounts receivable sold but not yet collected under this plan at December 31, 1999, and December 31, 1998, was $73.2 million and $90.0 million, respectively. Under the terms of the plan, we retain the risk of credit loss on the receivables sold.

      In July 1999, we established a $350 million commercial paper program, which allows us to access the commercial paper market for short-term borrowing needs. The commercial paper program is supported by our Credit Agreement. Accordingly, borrowings under the commercial paper program are classified as long-term debt. At December 31, 1999, we had $101.8 million outstanding in commercial paper, bearing interest at rates ranging from 5.72% to 6.55%.

      We intend to discontinue the sale of accounts receivable program in 2000 and utilize short-term bank borrowings and commercial paper as our principal financing vehicles.

      At December 31, 1999, we had $350 million available under the credit agreement. Borrowings under the Credit Agreement are on a revolving basis under commitments available until August 15, 2002. The interest rate applicable to borrowings under the Credit Agreement is, at our option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over such indices during the period of the Credit Agreement. The Agreement also provides for commitment fees. These spreads and fees may change should our debt ratings change.

      We make use of short-term bank borrowings when needed. The borrowings are unsecured and generally have maturities between 1 and 30 days and bear interest at LIBOR plus appropriate spreads. The banks that provide the borrowings do so on an uncommitted basis.

      Beginning in the third quarter of 1999, short-term bank borrowings, previously classified as long-term debt because they were supported by the credit agreement, are being classified as short-term debt because the credit agreement is being used to support our commercial paper program.

      On July 1, 1998, we acquired Freeman for $78 million in cash, which was financed through short-term borrowings supported by our long-term credit agreement. The acquisition price reflects a $6 million reduction in the purchase price for Freeman as a result of a net worth adjustment received in January 1999.

      On September 14, 1998, we acquired Sarah Michaels for $187 million in cash, which was financed through short-term borrowings supported by our long-term credit agreement.

      On September 23, 1998, we completed a $200 million public offering of 6.5% Senior Notes due 2008. The proceeds of the debt financing were used to repay outstanding bank borrowings used for the acquisitions of Freeman and Sarah Michaels. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to redeem the Senior Notes, to place liens on certain properties and to enter into certain sale and leaseback transactions.

      We received approximately $10.7 million from the disposition of assets during 1998, the majority of which resulted from two sales. The Purex Toss ’n Soft® brand and related inventories were sold for approximately $5.3 million and a nonoperating manufacturing property was sold for $4.0 million. No gain or loss was realized on either of the transactions.

      As part of our business strategy, we routinely review and evaluate the acquisition of domestic and international companies that market consumer and other products. We may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

      At December 31, 1999, and December 31, 1998, we held a total of 4,887,176 and 1,176,082 shares, respectively, in treasury. The shares held at December 31, 1999, include 218,725 shares valued at $5.2 million purchased as part of a small shareholder selling/repurchasing program executed during the first quarter of 1998 and 4,476,604 shares valued at $121.3 million purchased as part of our stock repurchase programs.

      At December 31, 1999, we had approximately $83.1 million in net deferred tax benefits. The realization of these benefits will require average annual taxable income of approximately $16.0 million over the next 15 years. Our average income before income taxes over the past three years was approximately $159.0 million.

Other Matters

  Dial/ Henkel Joint Venture

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each own 50% of this joint venture. This joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner, Inc.® home dry cleaning business. In December 1999, the joint venture launched Purex Advanced®.

      We include our share of the joint venture operating results in our financial statements using the equity method of accounting. In 1999, our share of the loss in the joint venture was $1.3 million. The joint venture net sales for 1999, although not consolidated in our 1999 financial statements, were $10.7 million.

  New Accounting Pronouncements

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We will be required to adopt this new standard in the first quarter of 2001. This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivatives’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We are still in the process of evaluating this statement and the impact on our consolidated financial statements.

Factors That May Affect Future Results and Financial Condition.

      Our future results and financial condition are dependent upon our ability to successfully develop, manufacture and market consumer products. Inherent in this process are a number of factors that we must successfully manage to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect our future operating results and financial condition include, but are not limited to, the factors discussed below.

•	We face intense competition in a mature industry that may require us to increase expenditures and lower profit margins to preserve or maintain our market share.

      Currently, we depend primarily on sales generated in U.S. markets (90% of sales in 1999). U.S. markets for consumer products are mature and characterized by high household penetration, particularly with respect to our most significant product categories, including detergents and bar soaps. We may not be able to succeed in implementing our strategies to increase domestic revenues. Our unit sales growth in domestic markets will depend on increasing usage by consumers, product innovation and capturing market share from competitors.

      The consumer products industry, particularly the detergent, personal care and air freshener categories, is intensely competitive. To protect our existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and to introduce and establish new products. Additional expenditures could lower our profit margins. Moreover, these additional measures and increased expenditures may not prove successful in maintaining or enhancing our market share. For example, we recently formed a joint venture with Henkel KGaA to introduce enhanced laundry products. This joint venture recently introduced Purex Advanced, an enzyme-based detergent, and began a national rollout of Custom Cleaner, a home dry cleaning product. If sales for these new products do not meet expectations, it would adversely impact our expected operating results for 2000.

      Many of our competitors are large companies, including The Procter & Gamble Company, Lever Brothers Co., Colgate-Palmolive Company, and S.C. Johnson & Son, Inc., which have greater financial resources than we do. They could outspend us in an attempt to take market share from us.

•	Price-cutting measures in response to competitive pressures could result in decreased profit margins.

      Consumer products, particularly those that are value-priced, are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive and consumer pressures and to maintain market share. If our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would be materially adversely affected.

•	Our inability to provide price concessions or trade terms that are acceptable to our trade customers could adversely affect our sales and profitability.

      Because of the competitive environment facing retailers, we face pricing pressure from these customers. Many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to reduce inventory levels and obtain pricing concessions or better trade terms. If we are unable to maintain price or trade terms that are acceptable to our trade customers, they could increase product purchases from our competitors, which would adversely affect our sales and profitability. In addition, consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers which could adversely impact our operating results. Our performance is also dependent upon the general health of the retail environment and could be materially affected by changes affecting retailing and by the financial difficulties of retailers.

•	Loss of our principal customers could significantly decrease our sales and profitability.

      Our top ten customers accounted for 42% of net sales in 1999. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 18% of net sales in 1999. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers could have a material adverse effect on sales and profitability.

•	Price increases in certain raw materials could adversely affect our profit margins.

      Rapid increases in the prices of certain raw materials could materially impact our profit margins. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.10 and $0.28 per pound from January 1, 1995, to December 31, 1999. Recently, the price of tallow has been trading at the lower end of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases as readily as many competitors, which tend to use less tallow in their products. In addition, we depend on a single supplier for Triclosan, the antibacterial agent that is the active ingredient used in Liquid Dial products. Although we have an adequate supply of Triclosan for our current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on our financial results.

•	Our international expansion efforts may prove unsuccessful.

      In 1999, 90% of our sales were generated in U.S. markets. We have adopted a strategy to continue to penetrate international markets to supplement our domestic revenues. However, there can be no assurance that we will succeed in increasing our international business in a profitable manner. In implementing this strategy, we face barriers to entry and the risk of competition from local and other companies that already have established global businesses, risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment, import/export controls, nationalization, unstable governments and legal systems, and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we plan to develop our international business through acquisitions as well as joint ventures, co-packaging arrangements and/or other alliances, we also may be subject to risks associated with such arrangements, including those relating to the combining of different corporate cultures and shared decision making. In addition, since our current international distribution capabilities are extremely limited, we also may need to acquire a distribution network or enter into alliances with existing distributors before we can effectively conduct operations in new markets.

•	The FDA could impose standards that negatively impact our ability to market some of our products as antibacterial.

      Since the 1970’s, the Food and Drug Administration has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. Dial, which uses the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, emphasizes the antibacterial properties of its soap products in its marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require Dial to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in its products, all of which could materially adversely affect our business.

•	We could become the subject of adverse publicity or product recalls that negatively impacts our operations.

      Adverse publicity regarding our products could impact the sales of our products. Some news broadcasts by major U.S. television and radio networks have focused on the use of antibacterial agents to kill germs on various surfaces. Triclosan, the active ingredient in Liquid Dial, also has been a focus of these broadcasts. Although none of the broadcasts disputed that Triclosan kills germs on the skin, some third party experts did question whether it provides any additional protection beyond that provided by nonantibacterial soap products. Although we have test results that we believe prove that Triclosan provides consumers with additional protection in limiting exposure to bacteria-related diseases, there can be no assurance that our Triclosan products, or other products, will not be the subject of adverse publicity in the future.

      From time to time, consumer product companies, including Dial, have had to recall certain products for various reasons. The costs of recall or other related liabilities could materially lower our profit margins. Adverse publicity regarding any product recalls also could materially affect our sales.

      We share the use of the Armour trademark for food products with ConAgra Inc., the manufacturer of Armour-branded non-canned meat products. Accordingly, we face the added risk that consumer preferences and perceptions with respect to any of our Armour products may be influenced by adverse publicity affecting any of the Armour-branded products of ConAgra, Inc.

•	We may incur unexpected expenses due to environmental concerns regarding a detergent compound.

      Nonlyphenol ethoxylate is an ingredient used in our liquid and powder detergent products. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from nonlyphenol ethoxylate as it decomposes and the adverse impact on the reproductive health of certain aquatic animals exposed to those compounds. Although to our knowledge none of the studies undertaken on nonlyphenol ethoxylate has demonstrated a link between the compound and such effect in the environment or in human beings, there can be no assurance that subsequent studies will not in fact demonstrate such a link or demonstrate other adverse environmental consequences. Current government regulations do not impose any restrictions on the use of nonlyphenol ethoxylate, or impose any liability on any of the businesses that utilize nonlyphenol ethoxylate in the products they manufacture. We believe, however, that a number of governmental agencies in North America and Europe are discussing formal regulation of nonlyphenol ethoxylate in the environment. We are in the process of reformulating our detergents to eliminate this compound as an ingredient.

•	We may incur unexpected expenses due to environmental matters.

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we currently do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, five of which are currently active. As of December 31, 1999, we have accrued in our financial statements approximately $2.3 million in reserves for expenses related to Superfund sites and the clean-up of closed plant sites. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

•	Loss of key managerial personnel could negatively impact our operations.

      Our operation requires managerial expertise. Of our key personnel, only the Chief Executive Officer has an employment contract with us. There can be no assurance that any of our key employees will remain in our employ. The loss of key personnel could have a material adverse effect on our operations.

•	We may make acquisitions that prove unsuccessful or strain or divert our resources.

      We recently acquired two consumer products companies, Freeman Cosmetic Corporation and Sarah Michaels, and formed a joint venture company with Henkel KGaA. In addition, the joint venture company formed with Henkel recently acquired the Custom Cleaner home dry-cleaning business. We may acquire or make substantial investments in complementary businesses or products in the future. The Freeman, Sarah Michaels and Custom Cleaner acquisitions entailed, and any future acquisitions or investments would entail, various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on our financial results. For example, during 2000 we will consolidate our Sarah Michaels, Freeman Cosmetics and Nature’s Accents businesses. This consolidation could have a short-term impact on the sales and profit margin of these businesses, which could adversely impact our expected operating results for 2000.

      Our future acquisitions and investments also could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect our financial results and condition.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

      The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the unpredictability of interest rates, foreign currency rates and commodity prices, and other factors, actual results could differ materially from those projected in this forward looking information.

      Our use of financial instruments is limited to purposes other than trading and primarily includes management of employee benefits and commodity expense. We may use financial instruments for the management of interest rate, foreign currency or other risks in the future.

Interest Rate Risk

      We have short-term debt, short-term bank borrowings, a commercial paper program supported by a long-term revolving credit agreement and a receivables purchase and sale program which subject us to the risk of loss associated with movements in market interest rates.

      At December 31, 1999, we had $60.2 million in short-term borrowings outstanding including $16.3 million in borrowings by our Argentinean subsidiary, $73.2 million in receivables sold but not collected and $301 million in long-term debt outstanding. Of the long-term debt outstanding, $198 million is fixed-rate debt (6.5%) and, accordingly, does not expose us to risk of earnings loss due to changes in market interest rates. Both the short-term debt of $60.2 million and the remaining $101.8 million of commercial paper issuances (which are classified as long-term debt because they are supported by the long-term credit agreement) have maturities of between one and 60 days. Accordingly, the interest rates associated with those borrowings reset as the borrowings mature and are renewed. In addition, the receivables purchase and sale program allows us to sell our trade receivables prior to collection at a discount that closely approximates the 30-day London Interbank Borrowing Rate (“LIBOR”). This discount rate reprices monthly.

      At December 31, 1999, the short-term debt had a weighted average interest rate of 7.04%, the commercial paper issuances had a weighted average interest rate of 6.32%, and the discount paid on the sale of receivables program was 6.12%. If the floating rates were to change by 10% from December 31, 1999, levels, annual interest expense associated with the floating-rate debt would change by approximately $1.3 million before tax and the annual discount paid for the sale of receivables not yet collected would change by approximately $500,000 before tax.

Foreign Currency

      We are subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/ Canadian Dollar, U.S. Dollar/ Mexican Peso and U.S. Dollar/ Argentinean Peso.

      The Argentinean Peso’s value has been “pegged” by the Argentinean government as equal to the U.S. Dollar. Through December 31, 1999, this currency equivalency applied. However, there can be no assurance in the future that the Argentinean government will continue this policy or have the ability to ensure that the value of the Argentinean Peso will continue to equal the U.S. Dollar.

      At December 31, 1999, one U.S. Dollar was worth 1.45 Canadian Dollars and 9.51 Mexican Pesos, respectively. For the year ended December 31, 1999, the U.S. Dollar/ Canadian Dollar exchange rate fluctuated between a high of $1.00/ C$1.54 to $1.00/ C$1.45 and the U.S. Dollar/ Mexican Peso exchange rate fluctuated between $1.00/ P$10.60 and a low of $1.00/ P$9.27. If there were a 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar, the Mexican Peso and the Argentinean Peso from those at December 31, 1999, we would have an annual currency translation gain or loss of approximately $2.5 million before tax.

Commodity Price Risk

      In the manufacture of our products we utilize a number of commodities, such as tallow, coconut oil and meat. In addition, we use a variety of products that are priced based on underlying commodities, such as plastic bottles (resin). In the normal course of business, we attempt to enter into supply agreements that generally fix or set a range of prices of goods to be purchased. These supply agreements can cover up to 12 months of supply for goods. Financial derivatives to hedge or lock in the prices of these commodities over the long term (greater than one year) generally are not available.

      We do utilize financial derivatives to fix the price of the raw material component of the cardboard boxes and packaging we use in our business. Our purchase contracts with our cardboard box suppliers have provisions that allow the raw material component of the box price to reset based on movements in the price of cardboard. This component is based on the Pulp & Paper Week 42 lb. linerboard price index. We have entered into a series of contracts for 2000 covering a notional amount of 30,000 tons that allow us to pay a weighted average fixed price per ton of cardboard of $435.00 and receive payments based on the Pulp & Paper Week index. At December 31, 1999, the Pulp & Paper Week index price was $425/ton. Open contracts had a fair market loss associated with them of approximately $175,000.

Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, participants can defer a portion of their compensation into Dial stock units. Deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the caption “Pension and other benefits”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have a cash surrender value that accrue tax-free earnings based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses is included on the balance sheet as an asset under the caption “Other assets.” To the extent that the return on Dial shares is different from that of the S&P 500, income or expense is generated by the plans.

      We have entered into a contract with a financial institution that provides for an exchange of payments based on the relative performance of our common shares and the S&P 500. The contract has a notional amount of 244,000 Dial common shares and 5,200 S&P 500 futures contracts and is renewable quarterly. At the time of renewal, the index price of Dial shares and the S&P 500 resets to the current market price. Any income or loss generated by the contract is recognized in the income statement and offsets the income statement impact of the deferred compensation plan. Because the contract renews near the end of each quarter, its market value at the end of each quarter (and accordingly, at December 31, 1999) approximates zero.

Item 8.  Financial Statements and Supplementary Data

      Our consolidated financial statements as of December 31, 1999, and for each of the fiscal years in the three-year period ended December 31, 1999, together with related notes and the report of Deloitte & Touche LLP are set forth on the following pages.

MANAGEMENT’S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

      The management of The Dial Corporation has the responsibility for preparing and assuring the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements were prepared using generally accepted accounting principles consistently applied. The financial statements reflect, where applicable, management’s best estimates and judgments and include disclosures and explanations that are relevant to an understanding of our financial affairs.

      Our financial statements have been audited by Deloitte & Touche LLP. Management has made available to Deloitte & Touche LLP all of our financial records and other relevant data and has made appropriate and complete written and oral representations and disclosures in connection with the audit.

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

      The Board of Directors, acting through its Audit Committee, oversees the adequacy of the Company’s internal control environment. The Audit Committee meets regularly with management representatives and, jointly and separately, with representatives of Deloitte & Touche LLP and internal auditing management to review accounting, auditing and financial reporting matters.

/s/ MALCOLM JOZOFF

Malcolm Jozoff
Chairman, President & Chief Executive Officer

/s/ SUSAN J. RILEY

Susan J. Riley
Executive Vice President & Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of

Directors of The Dial Corporation:

      We have audited the accompanying consolidated balance sheets of The Dial Corporation as of December 31, 1999, and 1998, and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corporation as of December 31, 1999, and 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Phoenix, Arizona

January 25, 2000

THE DIAL CORPORATION

CONSOLIDATED BALANCE SHEET

(as of December 31, in thousands)

	1999	1998

ASSETS

Current Assets:

Cash and cash equivalents	$6,126	$12,405

Receivables, less allowance of $7,994 and $7,378	107,413	56,477

Inventories	180,744	155,441

Deferred income taxes	17,852	13,156

Other current assets	20,369	1,634

Total current assets	332,504	239,113

Property and equipment, net	306,585	281,302

Deferred income taxes	65,200	82,227

Intangibles, net	524,745	545,999

Other assets	40,652	26,734

	$1,269,686	$1,175,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$128,320	$123,911

Short-term borrowings	60,163	10,389

Income taxes payable	29,931	9,685

Other current liabilities	99,600	106,663

Total current liabilities	318,014	250,648

Long-term debt	300,951	280,223

Pension and other benefits	232,586	245,981

Other liabilities	6,864	8,298

Total liabilities	858,415	785,150

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares authorized; 105,480,645 and 104,355,018 shares issued	1,055	1,044

Additional capital	448,977	450,767

Retained income	190,370	105,011

Accumulated other comprehensive income	(2,851)	(8,949)

Employee benefits	(95,802)	(129,111)

Treasury stock, 4,887,176 and 1,176,082 shares held	(130,478)	(28,537)

Total stockholders’ equity	411,271	390,225

	$1,269,686	$1,175,375

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year Ended

	December 31,	December 31,	January 3,
	1999	1998	1998

Net sales	$1,721,566	$1,524,517	$1,362,606

Costs and expenses:

Cost of products sold	860,811	787,401	718,112

Selling, general and administrative expenses	645,613	553,181	482,324

	1,506,424	1,340,582	1,200,436

Operating income	215,142	183,935	162,170

Interest and other expenses	32,712	23,358	28,235

Net earnings (loss) of joint venture	(1,347)

	34,059	23,358	28,235

Income before income taxes	181,083	160,577	133,935

Income taxes	64,317	57,961	50,225

NET INCOME	$116,766	$102,616	$83,710

NET INCOME PER SHARE — BASIC	$1.19	$1.04	$0.91

NET INCOME PER SHARE — DILUTED	$1.17	$1.02	$0.89

Basic shares outstanding	98,255	98,294	91,918

Equivalent shares	1,810	2,185	2,231

Diluted shares outstanding	100,065	100,479	94,149

NET INCOME	$116,766	$102,616	$83,710

Other comprehensive income (loss) net of tax:

Foreign currency translation adjustment	295	(524)	(2,263)

Minimum pension liability adjustment	5,803	(6,625)	3,600

Other comprehensive income (loss)	6,098	(7,149)	1,337

COMPREHENSIVE INCOME	$122,864	$95,467	$85,047

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

(in thousands)

	Fiscal Year Ended

	December 31,	December 31,	January 3,
	1999	1998	1998

CASH FLOWS PROVIDED (USED) BY OPERATING

ACTIVITIES:

Net income	$116,766	$102,616	$83,710

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	43,130	36,489	31,763

Deferred income taxes	10,321	33,235	36,545

Change in operating assets and liabilities:

Receivables	(34,111)	(29,152)	9,894

Inventories	(23,640)	8,651	17,815

Trade accounts payable	4,547	2,440	(3,457)

Other assets and liabilities, net	4,754	(32,004)	(15,422)

Net cash provided by operating activities	121,767	122,275	160,848

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Capital expenditures	(62,495)	(50,330)	(46,715)

Investment in and loans to joint venture	(11,811)

Acquisition of business, net of cash acquired	6,046	(271,043)	(31,575)

Proceeds from sales of property and equipment		10,662	35,853

Net cash used by investing activities	(68,260)	(310,711)	(42,437)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

Net change in long-term borrowings	20,728	190,300	(206,216)

Common stock purchased for treasury	(100,216)	(26,166)

Proceeds from sale of common stock			107,990

Net change in short-term bank loans	49,774	1,889	8,500

Dividends paid on common stock	(31,407)	(31,497)	(29,510)

Cash proceeds from stock options	18,158	25,126	12,810

Net change in receivables sold	(16,823)	31,100	(15,998)

Net cash provided (used) by financing activities	(59,786)	190,752	(122,424)

Net increase (decrease) in cash and cash equivalents	(6,279)	2,316	(4,013)

Cash and cash equivalents, beginning of year	12,405	10,089	14,102

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,126	$12,405	$10,089

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
	Common Stock			Retained		Common	Other
			Additional	Income	Employee	Stock in	Comprehensive
	Shares	Amount	Capital	(Deficit)	Benefits	Treasury	Income	Total

Balance, December 28, 1996	95,639	$956	$247,209	$(20,308)	$(83,417)	$(646)	$(3,137)	$140,657

Exercise of stock options	807	8	5,884		10,009	(715)		15,186

Net proceeds from stock offering	6,279	63	107,927					107,990

Dividends on common stock				(29,510)				(29,510)

Change in unearned employee benefits			32,927		(32,164)	(87)		676

Net income				83,710				83,710

Other comprehensive income							1,337	1,337

Balance, January 3, 1998	102,725	1,027	393,947	33,892	(105,572)	(1,448)	(1,800)	320,046

Exercise of stock options	1,630	17	18,963		13,158	(923)		31,215

Common stock purchased for treasury						(26,166)		(26,166)

Dividends on common stock				(31,497)				(31,497)

Change in employee benefits			37,857		(36,697)			1,160

Net income				102,616				102,616

Other comprehensive income							(7,149)	(7,149)

Balance, December 31, 1998	104,355	1,044	450,767	105,011	(129,111)	(28,537)	(8,949)	390,225

Exercise of stock options	1,007	10	13,269		15,662	(1,469)		27,472

Common stock purchased for treasury						(100,216)		(100,216)

Dividends on common stock				(31,407)				(31,407)

Change in employee benefits	119	1	(15,059)		17,647	(256)		2,333

Net income				116,766				116,766

Other comprehensive income							6,098	6,098

Balance, December 31, 1999	105,481	$1,055	$448,977	$190,370	$(95,802)	$(130,478)	$(2,851)	$411,271

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended December 31, 1999, December 31, 1998,
and January 3, 1998

Note 1.  Nature of Business

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. We also market specialty personal care products under the brand names Freeman®, Sarah Michaels® and Nature’s Accents®. These products are sold to consumers primarily though supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. We do approximately 90% of our business in the United States.

      Prior to August 1996, we operated as the consumer products business of Viad Corp. Viad, our former parent, was then known as The Dial Corp. In August 1996, former parent declared a dividend and distributed to its stockholders all the outstanding common stock causing us to become a separately publicly traded company. This transaction is known as the Spin-off. We have operated as The Dial Corporation since the Spin-off.

Note 2.  Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries. We account for our investment in the Dial/ Henkel LLC joint venture under the equity method of accounting. All material intercompany transactions and profits have been eliminated in consolidation.

      Beginning with 1998, our fiscal year end was December 31. Prior to 1998, the Company’s fiscal year ended on the Saturday closest to the end of December. Fiscal years 1999 and 1998 consisted of 52 weeks while fiscal year 1997 consisted of 53 weeks.

      Use of Estimates. The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition. Sales are recorded at the time products are shipped to trade customers.

      Major Customers. Major customers are defined as those that individually accounted for more than 10% of our net sales. Sales to Wal-Mart accounted for 18%, 17% and 17% of our net sales in 1999, 1998 and 1997.

      Marketing and Research and Development Costs. All expenditures for marketing and research and development are charged against earnings in the year incurred and are reported in the Statement of Consolidated Operations under the caption “Selling, general and administrative expenses.” Our internal and external research and development expenditures totaled approximately $11.7 million, $10.1 million and $10.1 million in 1999, 1998 and 1997. Marketing costs include the costs of advertising and various sales promotional programs.

      Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

      Inventories. Generally, inventories are stated at the lower of cost (first in, first out and average cost methods) or market.

      Long-Lived Assets. We review the carrying values of our long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, we report long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings	2% to 5%

Machinery and other equipment	5% to 33%

Leasehold improvements	Lesser of lease term or useful life

      Intangibles. Intangibles are carried at cost less accumulated amortization. Intangibles that arose prior to November 1, 1970, are not being amortized. Goodwill arising on or after November 1, 1970, is amortized on the straight-line method over the periods of expected benefit but not in excess of 40 years. Purchased trademarks are amortized on the straight-line method over 40 years. The customer list that arose from the acquisition of Purex® is being amortized over 30 years. Separately identifiable costs incurred to maintain and/or renew trademarks and patents are capitalized and amortized over the life of the trademark or patent, which is 10 and 17 years, respectively.

      Net Income Per Common Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust are not considered outstanding for net income per share calculations until the shares are released from the Trust and transferred to an employee or transferred on behalf of an employee.

      At December 31, 1999, there were 105,480,645 shares of common stock issued and 96,653,798 shares outstanding. At December 31, 1999, and December 31, 1998, a total of 3,939,671 and 4,495,736, respectively, of the issued shares were held by the Employee Equity Trust. At December 31, 1999, and December 31, 1998, a total of 4,887,176 and 1,176,082 shares of common stock, respectively, were held in treasury. The shares held at December 31, 1999, included 218,725 shares valued at $5.2 million purchased as part of a small shareholder selling/repurchasing program and 4,476,604 shares valued at $121.3 million, purchased as part of our stock repurchase program.

      In addition to common stock, we are authorized to issue 10,000,000 shares of preferred stock, par value of $.01 per share, none of which has been issued.

      New Accounting Pronouncements. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.” We will be required to adopt this new standard in the first quarter of 2001. This statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We are still in the process of evaluating this statement and the impact on our consolidated financial statements.

      Derivative Financial Instruments. Our use of financial instruments is limited to purposes other than trading and primarily includes management of employee benefits and commodity expense. These instruments qualify for hedge accounting. The financial impacts of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged.

      Reclassifications. Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.

Note 3.  Acquisition of Businesses

      On July 1, 1998, we acquired The Freeman Cosmetic Corporation (“Freeman”), a manufacturer and marketer of natural skin care, hair care, bath, body and foot care products for a cash purchase price of approximately $78.0 million. The cash purchase price for Freeman reflects a $6.0 million reduction as a result

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a net worth adjustment received by the Company in January 1999. The Freeman acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair value of assets and liabilities at date of acquisition. This allocation added $9.0 million to current assets, $25.3 million to current liabilities and has resulted in acquired goodwill of $87.2 million, which is being amortized on a straight-line basis over 40 years. The results of Freeman have been included in the consolidated financial statements since the acquisition date.

      On September 14, 1998, we acquired Sarah Michaels, Inc. (“Sarah Michaels”), a manufacturer and marketer of specialty bath and body care products for a cash purchase price of $187.0 million. The Sarah Michaels acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair value of assets and liabilities at date of acquisition. At December 31, 1999, $5.0 million remains in escrow pending final valuation of certain acquired assets and liabilities. This allocation added $42.9 million to current assets, $15.8 million to current liabilities and has resulted in acquired goodwill of approximately $122.5 million, which is being amortized on a straight-line basis over 40 years. The results of Sarah Michaels have been included in the consolidated financial statements since the acquisition date.

      The following unaudited pro forma combined condensed financial information for 1998 and 1997 includes our results of operations and assumes the acquisition of Sarah Michaels and Freeman were consummated at the beginning of each period presented, along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The unaudited pro forma combined condensed financial information does not give any effect to any potential cost savings which may arise from the consolidation of the acquisitions with our results.

      The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

	December 31,	January 3,
	1998	1998

	(in thousands, except
	per share data)

Net sales	$1,580,286	$1,496,058

Operating income	181,534	177,391

Net income	94,474	83,284

Earnings per share — diluted	$0.94	$0.88

      In September 1997, the Company acquired Nuevo Federal S.A., a manufacturer and marketer of personal care and household products in Argentina, for a purchase price of approximately $35 million. Of this amount, $26.8 million was paid in cash with the remainder of the purchase price comprised of future payments contingent on the completion of certain transactions which have not yet occurred. In addition, in November 1997, the Company acquired three leading personal care soap brands and two laundry bar brands from The Procter & Gamble Company’s Argentinean subsidiary for a purchase price of $4.8 million paid in cash. These acquisitions, accounted for under the purchase method of accounting, resulted in acquired goodwill of approximately $27.6 million which is being amortized on a straight-line basis over 25 years.

Note 4.  Dial/ Henkel Joint Venture

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each own 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We account for our investment under the equity method of accounting. The joint venture’s results of operations and our equity in net loss of the joint venture included:

For the period
ended December 31,
1999

(in thousands)

Joint Venture

Net sales	$10,679

Loss before income taxes	(5,092)

Net loss	$(4,649)

Dial Equity in Earnings (Loss)

Dial equity in net loss	$(1,347)

      The joint venture agreement provides for a monthly marketing, sales and administrative fee, a trademark fee, and a tolling fee to be paid to us. A monthly technology fee is paid to Henkel. These fees are based on net sales of the joint venture. However, the tolling fee is based on cost of goods manufactured by us for the joint venture. In addition, through November 2000, Henkel will pay a disproportionate share of the marketing expenses incurred by the joint venture.

      Condensed balance sheet information for the joint venture and Dial were:

December 31,
1999

(in thousands)

Joint Venture

Current assets	$19,699

Noncurrent assets	15,453

Current liabilities	15,982

Noncurrent liabilities	15,000

Dial

Investment in joint venture	$2,964

Note receivable from joint venture	7,500

Amount due from joint venture	10,855

      The note receivable is due August 2004 and bears interest at 7.0%, per annum. The note is included in other assets. Dial incurs the cost to manufacture the joint venture products and bills the joint venture monthly for the costs incurred. This is labeled as Amount due from joint venture and is included in other current assets.

Note 5.  Income and Expense Items

      During 1998, the Purex Toss ’n Soft brand and related inventories were sold to Church & Dwight Co., Inc., for approximately $5.3 million. In addition, a nonoperating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on the transactions.

      In the third quarter of 1997, the Company sold to Church & Dwight Co., Inc., for $30.2 million Brillo soap pads and related products, Parsons’ ammonia, Bo Peep ammonia, Sno Bol toilet bowl cleaner, Cameo metal cleaner and Rain Drops water softener. The Company’s London, Ohio, plant, where Brillo was manufactured, also was part of the sale. In addition, the Company sold to other third parties for approximately $4.5 million its Bruce floor care trademark and its Magic sizing starch brand and related inventories. Included in operating income is an aggregate gain of $15.7 million from the sale of these businesses.

      Also included in 1997 operating income is $15.9 million of various impairment and other operating charges. In the third quarter of 1997, the Company evaluated the estimated life of the capitalized package design costs, which were being amortized over five years. In light of the accelerated pace of package design

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes taking place for us and the industry, the estimated life of the capitalized package design costs was changed to one year. Accordingly, $9.5 million of capitalized package design costs were considered impaired and written-off against income. In addition, we charged against income $4.5 million in discontinued product sales returns and $1.9 million in additional promotion claims on discontinued products.

Note 6.  Inventories

      Inventories consisted of the following at December 31, in thousands:

	1999	1998

Raw materials and supplies	$51,127	$55,791

Work in process	9,712	7,855

Finished goods	119,905	91,795

	$180,744	$155,441

Note 7.  Property and Equipment

      Property and equipment consisted of the following at December 31, in thousands:

	1999	1998

Land	$10,060	$10,057

Buildings and leasehold improvements	110,220	118,630

Machinery and other equipment	434,369	385,616

Construction in progress	38,192	32,093

	592,841	546,396

Less accumulated depreciation	(286,256)	(265,094)

	$306,585	$281,302

Note 8.  Intangibles

      Intangibles consisted of the following at December 31, in thousands:

	1999	1998

Goodwill(1)	$475,517	$488,870

Trademarks and patents	57,882	52,718

Customer list and other intangibles	76,792	78,365

	610,191	619,953

Less accumulated amortization	(85,446)	(73,954)

	$524,745	$545,999

(1)	Includes $155,259,000 of goodwill arising prior to November 1, 1970, that is not being amortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.  Other Current Liabilities

      Other current liabilities consisted of the following at December 31, in thousands:

	1999	1998

Accrued compensation	$23,335	$25,038

Accrued trade promotions	24,197	24,390

Employee benefit liabilities	23,341	18,114

Dividends payable	7,771	7,905

Other	20,956	31,216

	$99,600	$106,663

Note 10.  Debt

      Short-term debt consisted of the following at December 31, in thousands:

	1999	1998

Short-term bank borrowings, with interest rates at December 31, 1999, ranging from 6.39% to 7.65%	$43,851

Bank loan to our Argentinean subsidiary, Nuevo Federal. The loan is denominated in Argentinean Pesos, bears interest at the bank’s short-term rate (10% at December 31, 1999) and reprices monthly. The loan is subject to call by the bank at the end of each month.	16,312	$10,389

Total short-term debt	$60,163	$10,389

      Long-term debt consisted of the following at December 31, in thousands:

	1999	1998

State of Arizona Economic Development Loan, due beginning July of 2000 in equal installments over 10 years	$1,000	$667

$200 million 6.5% Senior Notes due 2008, net of issue discount	198,142	197,938

Commercial Paper issuances, supported by the long-term revolving Credit Agreement, with interest rates at December 31, 1999, ranging from 5.72% to 6.55%	101,809	—

Short-term bank borrowings, supported by the long-term revolving Credit Agreement	—	81,618

Total long-term debt	$300,951	$280,223

      On September 23, 1998, we issued $200 million of 6.5% Senior Notes due 2008. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to redeem the Senior Notes, place liens on certain properties and enter into certain sale and leaseback transactions.

      In July 1999, we initiated a $350 million commercial paper program. The program allows us to issue unsecured short-term notes of between one and 270 days to investors. As is customary with commercial paper programs, we are required by credit rating agencies to maintain our revolving long-term credit agreement as a condition of receiving and upholding appropriate credit ratings for the program. Accordingly, at the time of the initiation of the commercial paper program, the short-term bank borrowings that had been classified as long-term because they were supported by the credit agreement, were classified as short-term.

      At December 31, 1999, long-term debt included commercial paper issuances classified as long-term because they are supported by our $350 million long-term, revolving credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 1999, we had $350 million available under the credit agreement. Borrowings under the credit agreement are on a revolving basis under commitments available until August 15, 2002. The interest rate applicable to bank borrowings under the credit agreement is, at Dial’s option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over such indices during the period of the credit agreement. The agreement also provides for commitment fees. These spreads and fees will change moderately should our debt ratings change.

      The financial covenants of the credit agreement require us to maintain stockholders’ equity equal to 80% of such equity as of the spin-off date (August 15, 1996) plus 25% of net income subsequent thereto plus certain other additions to stockholders’ equity. We also are required to maintain a three-to-one ratio of long-term debt to income before interest, taxes, depreciation and amortization. Under the most restrictive of these covenants, approximately $185 million of stockholders’ equity was available for dividends as of December 31, 1999.

      Interest expense incurred in 1999, 1998 and 1997 was, in thousands, $22,053, $10,526, and $13,152, respectively. Interest paid to lenders in 1999, 1998 and 1997 was, in thousands, $21,079, $9,575 and $13,568, respectively.

      The fair value of the Senior Notes was, in thousands, $183,286 and $201,228 at December 31, 1999 and 1998, respectively.

Note 11.  Income Taxes.

      The deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at December 31 are related to the following, in thousands:

	1999	1998

Property, plant and equipment	$(31,275)	$(25,806)

Pension and other employee benefits	82,405	77,921

Reserves, accruals and other	22,885	29,773

Deferred state income taxes	9,037	13,495

	$83,052	$95,383

      The combined provision for income taxes consisted of the following, in thousands:

	1999	1998	1997

Current:

United States:

Federal	$53,455	$21,898	$10,744

State	4,762	1,677	2,024

Foreign	165	1,151	912

	58,382	24,726	13,680

Deferred:

United States:

Federal	2,333	31,266	30,133

State	3,602	1,969	6,412

	5,935	33,235	36,545

Provision for income taxes	$64,317	$57,961	$50,225

      Income taxes paid in 1999, 1998 and 1997 amounted to, in thousands, $18,706, $23,110 and $4,577, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the statutory federal income tax rate and the Company’s consolidated effective income tax rate for each of the years ended December 31, 1999, is as follows:

	1999	1998	1997

Federal statutory rate	35.0%	35.0%	35.0%

Goodwill amortization	.5	.5	.4

Foreign Sales Corp. benefit	(.5)	(.6)	(.7)

State income taxes	3.0	3.2	3.7

Impact of lower foreign tax rate	(1.9)	(1.5)	(1.1)

Other, net	(.6)	(.5)	.2

Effective income tax rate	35.5%	36.1%	37.5%

Note 12.  Pension and Other Benefits

      Pension Plans. Trusteed, noncontributory pension plans cover substantially all employees, with benefit levels supplemented in most cases by defined matching common stock contributions to employees’ 401(k) plans. Defined benefits are based primarily on final average salary and years of service. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

      The following table provides information on the status of the plans at December 31, in thousands:

	1999	1998

Change in Projected Benefit Obligation:

Projected benefit obligation at beginning of year	$189,692	$161,399

Service cost	5,306	4,230

Interest cost	12,964	12,239

Plan amendments	193

Actuarial (gain)/loss	(20,967)	18,131

Other (adjustments to past service costs)	(576)	2,809

Benefits paid	(9,941)	(9,116)

Projected benefit obligation	$176,671	$189,692

Change in Plan Assets:

Fair value of plan assets at beginning of year	$156,074	$157,616

Actual return on plan assets	28,666	6,678

Company contributions	1,366	896

Benefits paid	(9,941)	(9,116)

Fair value of plan assets	$176,165	$156,074

Reconciliation of Funded Status:

Funded status	$(506)	$(33,618)

Unrecognized transition obligation	274	601

Unrecognized prior service cost	4,370	4,692

Unrecognized actuarial (gain)/loss	(29,383)	7,547

Accrued pension cost	$(25,245)	$(20,778)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999	1998

Amounts Recognized in the Consolidated Balance Sheet:

Prepaid pension cost	$5,066	$1,710

Accrued benefit liability	(30,311)	(32,403)

Additional minimum liability	0	9,915

Net amount recognized	$(25,245)	$(20,778)

      At December 31, 1999, and 1998 the plans held 84,367 and 501,584 shares of common stock of the Company, respectively.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were, in thousands, $8,124, $6,202 and $0, as of December 31, 1999, and $99,455, $97,156 and $81,083 as of December 31, 1998.

      Components of the net periodic pension cost is summarized in the following table, in thousands:

	1999	1998	1997

Calculation of Net Periodic Pension Cost:

Service cost	$5,306	$4,230	$4,354

Interest cost	12,964	12,239	11,923

Expected return on plan assets	(14,623)	(13,439)	(11,965)

Amortization of:

Net transition obligation	327	327	327

Unrecognized past service cost	515	450	446

Actuarial loss	434	238	188

Net periodic pension cost	$4,923	$4,045	$5,273

Curtailment (Gain)/ Loss	$—	$—	$86

Other Comprehensive (Income)/ Loss	$(8,981)	$9,730	$(6,068)

Discount rate for obligation	8.00%	7.00%	7.75%

Long-term rate of investment return	10.00%	10.00%	10.00%

Salary increase rate	4.00%	4.00%	4.00%

      Defined Contribution Plans. We maintain various 401(K) defined contribution plans whereby employees can contribute up to 12% of their salary. We contribute to these plans throughout the year. For the years ended December 31, 1999, December 31, 1998, and January 3, 1998, defined contribution plan expense was, in thousands, $2,321, $2,026, and $2,002, respectively.

      Multi-Employer Pension Plans. We participate in three multi-employer pension plans. For the years ended December 31, 1999, December 31, 1998, and January 3, 1998, our costs were, in thousands, $1,519, $1,259 and $1,135, respectively.

      Post-Retirement Benefits Other Than Pensions. We have defined benefit post retirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, we retained the obligations for such benefits for eligible retirees of Armour and Company (sold in 1983).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We accrue post-retirement benefits other than pensions during the years the employees provide services. The status of the plans are as follows as of December 31, in thousands:

	1999	1998

Change in Benefit Obligation:

Benefit obligation at beginning of year	$198,688	$190,117

Service cost	1,835	2,005

Interest cost	12,506	13,994

Plan participants’ contributions	1,022	1,091

Amendments	(9,255)	(2,274)

Actuarial (gain)/loss	(24,299)	10,830

Benefits paid	(18,354)	(17,075)

Benefit obligation at end of year	$162,143	$198,688

Change in Plan Assets:

Fair value of plan assets at beginning of year	$—	$—

Employer contribution	17,332	15,984

Plan participants’ contribution	1,022	1,091

Benefits paid	(18,354)	(17,075)

Fair value of plan assets at end of year	$—	$—

Funded status	$(162,143)	$(198,688)

Unrecognized net gain	(34,421)	(11,873)

Unrecognized prior service cost	(20,842)	(13,314)

Accrued benefit cost	$(217,406)	$(223,875)

Amounts Recognized in the Consolidated Balance Sheet	$(217,406)	$(223,875)

	December 31,	December 31,	January 3,
	1999	1998	1998

Weighted-average assumptions:

Discount rate	8.00%	7.00%	7.75%

      The assumed health care cost trend rate used to measure the accumulated post-retirement benefit obligation for retirees below the age of 65 for 1999 is 8.0%, and for retirees above age 65 for 1999 is 6.5%, both gradually declining to an ultimate rate of 5% in 2002.

	December 31,	December 31,	January 3,
	1999	1998	1998

	(in thousands)

Service cost	$1,835	$2,005	$2,276

Interest cost	12,506	13,994	14,453

Amortization of:

Unrecognized prior service cost	(1,727)	(1,172)	(881)

Actuarial gain	(1,751)	(1,670)	(2,567)

Net periodic benefit cost	$10,863	$13,157	$13,281

      The 1999, 1998 and 1997 components of net periodic post retirement benefit cost reflect expense of approximately $5.7 million, $6.8 million and $5.8 million, respectively, incurred on the Armour employee benefit liabilities, which are included in “Interest and Other Expenses” in the Statement of Consolidated Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effect of one-percentage-point change in assumed health care cost trend rates:

	Increase	(Decrease)

Effect on the total of service and interest cost components	$1,534	$(1,277)

Effect on accumulated post-retirement benefit obligation	$13,615	$(11,702)

Note 13.  Stock Options

      On August 15, 1996, we were spun-off from former parent. Options granted between 1990 and 1996 to certain officers and employees to acquire our common stock were granted under former parent’s stock option plans. These options have been adjusted for stock splits and the Spin-off. These options were granted at the market prices on the dates of grant, became exercisable 50% after one year and 100% after two years and expire after 10 years. No additional options will be granted under these plans.

      We adopted The Dial Corporation Stock Incentive Plan in 1996 (“1996 Plan”) which is administered by the Executive Compensation Committee of the Board of Directors. Under the 1996 Plan, the aggregate number of shares of common and preferred stock covered by awards to any one individual cannot exceed 1,000,000 shares for any three-year period (plus shares necessary to replace options granted by former parent’s and transferred to the Company as part of the spin-off), and no more than 9,600,000 shares are cumulatively available for options intended to qualify as “incentive stock options” under the Internal Revenue Code. The term of the options is 10 years. The Plan provides that options are generally to be granted at the market price on the date of grant; however, the Executive Compensation Committee may grant options at less than such market price. The 1996 Plan also authorizes the issuance of stock appreciation rights and restricted stock.

      Under the 1996 Plan, options to purchase 81,382 shares were granted at the market price on the dates of grant during 1999. After one year, one-third of the options become exercisable when the average closing market price over 20 consecutive days equals or exceeds 133% of the option price, two-thirds when such price equals or exceeds 167% of the option price and 100% when such price equals or exceeds 200% of the option price. All such options become exercisable, in any event, after five years from the date of grant.

      Options to purchase 1,727,000 shares were granted at the market price on the dates of grant during 1999. After one year, one-third of the options become exercisable when the average closing market price over 20 consecutive days equals or exceeds 120% of the option price. After two years, two-thirds of the options become exercisable when such price equals or exceeds 140% of the option price. The options become 100% exercisable after three years and when such price equals or exceeds 160% of the option price. All such options become exercisable, in any event, after five years from the date of grant. In addition, in March 2000 options to purchase 2,210,600 shares were granted under the 1996 Plan at a market price of $14.84.

      During 1999, options to purchase 26,400 shares also were granted to nonemployee members of the Board of Directors at the market price on the date of grant. Such options are exercisable 50% after one year and 100% after two years. The options expire after 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of our stock option plans as of December 31, 1999, and changes during the fiscal years 1997, 1998 and 1999, are presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 28, 1996	10,169,574	$11.76

Granted	1,283,352	16.23

Exercised	(1,415,570)	9.57

Canceled	(1,056,435)	13.23

Outstanding at January 3, 1998	8,980,921	12.60

Granted	328,106	23.78

Exercised	(2,253,436)	11.62

Canceled	(701,845)	14.29

Outstanding at December 31, 1998	6,353,746	13.34

Granted	1,834,782	29.19

Exercised	(1,591,332)	12.39

Canceled	(90,142)	21.83

Outstanding at December 31, 1999	6,507,054	$17.90

Options exercisable at end of year	4,474,195	$13.08

      The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

		Weighted Average
		Remaining
Range of	Options	Contractual Life	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price

$ 5.62-$ 9.23	403,912	2.1	$7.94	403,912	$7.94
$ 9.30-$11.16	391,811	3.8	10.45	391,811	10.45
$11.91-$12.88	2,250,439	6.5	12.74	2,250,439	12.74
$13.37-$14.50	710,606	6.7	14.28	710,606	14.28
$15.37-$18.32	627,241	7.1	16.36	606,001	16.31
$19.53-$21.82	157,355	8.5	21.53	64,973	21.36
$22.37-$25.32	226,402	9.3	23.59	33,655	23.57
$25.62-$28.72	175,788	9.0	27.34	12,798	25.86
$29.71-$30.19	1,539,000	9.6	29.73
$30.75-$36.54	24,500	9.2	33.07

	6,507,054	7.1	$17.90	4,474,195	$13.08

      Dial applies APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards granted in 1999. Expense recognized during 1999 on these awards was immaterial.

      Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model, and the estimated fair values are as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,	January 3,
	1999	1998	1998

Estimated fair value of options, per share	$10.27	$6.63	$4.18

Expected average risk-free interest rate	5.8%	4.9%	6.3%

Expected life in years	5.0	4.6	4.4

Expected volatility	30.0%	27.5%	25.0%

Expected dividend rate	1.1%	1.4%	2.0%

	1999	1998	1997

	(in thousands)

Net income as reported	$116,766	$102,616	$83,710

Pro forma net income	$115,073	$96,912	$78,224

Net income per share — basic — as reported	$1.19	$1.04	$0.91

Pro forma net income per share — basic	$1.17	$0.99	$0.85

Net income per share — diluted — as reported	$1.17	$1.02	$0.89

Pro forma net income per share — diluted	$1.15	$0.96	$0.83

Note 14.  Leases

      Certain sales and administration offices and equipment are leased. The leases expire in periods ranging generally from one to five years, and some provide for renewal options ranging from one to eight years. Leases that expire are generally renewed or replaced by similar leases, depending on business needs at that time. Net rent expense paid in 1999, 1998 and 1997 totaled, in thousands, $10,299, $8,989 and $6,533.

      At December 31, 1999, the Company’s future minimum rental payments with respect to noncancelable operating leases with terms in excess of one year were as follows, in thousands:, $10,209 (2000), $9,339 (2001), $7,978 (2002), $5,580 (2003), $5,428 (2004) and $14,905 thereafter.

Note 15.  Financial Instruments with Off-Balance-Sheet Risk and Fair Value of Financial Instruments

Financial Instruments with Off-Balance-Sheet Risk.

  Sale of Receivables

      At December 31, 1999, we had an agreement to sell undivided participating interests in a defined pool of trade accounts receivable in an amount not to exceed $115 million as a means of accelerating cash flow. From time to time, as collections reduce accounts receivable in the pool, we sell participating interests in new receivables. Our expense of selling receivables amounted to approximately, in thousands, $4,993, $4,295 and $4,752 in 1999, 1998 and 1997, respectively, and are included in the Statement of Consolidated Operations under the caption “Interest and Other Expenses.” Under the terms of the agreement, we have retained substantially the same risk of credit loss as if the receivables had not been sold, as we are obligated to replace uncollectible receivables with new accounts receivable. Our accounts receivable sold totaled, in thousands, $73,177 and $90,000 at December 31, 1999, and 1998, respectively. Our average accounts receivable sold approximated, in thousands, $90,300, $82,144, and $70,727 during 1999, 1998 and 1997.

  Commodity Price Management

      In the manufacture of our products we utilize a number of commodities, such as tallow, coconut oil and meat. In addition, we use a variety of products that are priced based on underlying commodities, such as plastic bottles (resin). In the normal course of business, we attempt to enter into supply agreements that generally fix or set a range of prices of goods to be purchased. These supply agreements can cover up to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months of supply for goods. Financial derivatives to hedge or lock in the prices of these commodities over the long term (greater than one year) generally are not available.

      We do utilize financial derivatives to fix the price of the raw material component of the cardboard boxes and packaging we use in our business. Our purchase contracts with our cardboard box suppliers have provisions that allow the raw material component of the box price to reset based on movements in the price of cardboard. This component is based on the Pulp & Paper Week 42 lb. linerboard price index. We have entered into a series of contracts for 2000 covering a notional amount of 30,000 tons that allow us to pay a weighted average fixed price per ton of cardboard of $435.00 and receive payments based on the Pulp & Paper Week index. At December 31, 1999, the Pulp & Paper Week index price was $425/ton. Open contracts had a fair market loss associated with them of approximately $175,000.

  Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, participants can defer a portion of their compensation into Dial stock units. Deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the caption “Pension and other benefits”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have a cash surrender value that accrue tax-free earnings based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses is included on the balance sheet as an asset under the caption “Other assets.” To the extent that the return on Dial shares is different from that of the S&P 500, income or expense is generated by the plans.

      We have entered into a contract with a financial institution that provides for an exchange of payments based on the relative performance of our common shares and the S&P 500. The contract has a notional amount of 244,000 Dial common shares and 5,200 S&P 500 futures contracts and is renewable quarterly. At the time of renewal, the index price of Dial shares and the S&P 500 resets to the current market price. Any income or loss generated by the contract is recognized in the income statement and offsets the income statement impact of the deferred compensation plan. Because the contract renews near the end of each quarter, its market value at the end of each quarter (and accordingly, at December 31, 1999) approximates zero.

Fair Value of Financial Instruments.

      The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments.

Note 16.  Segments of an Enterprise

      For organizational, marketing and financial reporting purposes, we have organized into three business segments: (i) Domestic Branded, (ii) International, and (iii) Commercial Markets and Other. The segments were identified based on the types of products sold, the customer base and method of distribution.

      The Domestic Branded business segment consists of franchises that manufacture and market nondurable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Dial, Purex, Renuzit, Armour and Specialty Personal Care operating franchises. We acquired Freeman, a leading manufacturer and marketer of skin, hair, bath, body and foot care products utilizing natural ingredients, all sold under the Freeman brand name on July 1, 1998. We also acquired Sarah Michaels, a leading marketer of premium specialty bath and body products, including body washes, body mists, luxury soaps, hand and body lotions, loofahs, sponges and brushes, which are distributed under the Sarah Michaels brand name, on September 14, 1998. These two acquisitions were combined with our Nature’s Accents line of translucent soaps and specialty care products, and our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, to create the Specialty Personal Care franchise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The International business segment consists of our sale of consumer products outside of the United States, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

      Our Commercial Markets and Other business sells our products, both branded and nonbranded, through the commercial channel to end users such as hotels, hospitals and schools. In addition, Commercial Markets includes sales of chemicals, principally glycerin, fatty acids and sulfonates, that are by-products of the soap making and detergent making process.

      Information as to our operations in different business segments is set forth below. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

		Commercial				Discontinued
	Domestic	Markets	Total		Total	& Divested
	Branded	and Other	Domestic	International	Continuing	Products	Total

Net Sales:

1999	$1,477,384	$69,583	$1,546,967	$174,599	$1,721,566		$1,721,566

1998	1,291,272	69,102	1,360,374	164,143	1,524,517		1,524,517

1997	1,149,676	77,799	1,227,475	82,155	1,309,630	52,976	1,362,606

Operating Income:

1999	188,247	9,185	197,432	17,710	215,142		215,142

1998	161,686	9,081	170,767	13,168	183,935		183,935

1997	142,430	9,814	152,244	9,046	161,290	880	162,170

Capital Expenditures:

1999	55,383	63	55,446	7,049	62,495		62,495

1998	39,039	198	39,237	11,093	50,330		50,330

1997	40,840	3,139	43,979	2,736	46,715		46,715

Acquisition of Businesses:

1999	(6,046)		(6,046)		(6,046)		(6,046)

1998	271,043		271,043		271,043		271,043

Assets at year end:

1999	1,079,722	10,058	1,089,780	179,906	1,269,686		1,269,686

1998	1,034,425	10,005	1,044,430	130,945	1,175,375		1,175,375

      Wal-Mart, including its affiliate Sam’s Club, was our largest customer in 1999, 1998 and 1997, accounting for approximately 18%, 17%, and 17%, respectively, of net sales. No other customer accounted for more than 10% of net sales in 1999, 1998 or 1997. Net sales in Argentina were $87.0 million and $85.1 million in 1999 and 1998, respectively. No single foreign country comprised more than 5% of our total net sales in 1997.

Note 17.  Condensed Consolidated Quarterly Results (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	1999	1998	1999	1998	1999	1998	1999	1998

	(000 omitted, except for per share data)

Net sales	$398,948	$335,022	$430,312	$366,798	$437,055	$383,909	$455,251	$438,788

Gross profit	$196,565	$158,516	$219,061	$180,937	$216,961	$188,459	$228,168	$209,204

Operating income	$48,995	$40,554	$54,498	$44,752	$55,615	$47,144	$56,034	$51,485

Net income	$25,886	$22,911	$29,433	$25,607	$30,749	$26,728	$30,698	$27,370
Net income per share

— Basic	$0.26	$0.23	$0.30	$0.26	$0.31	$0.27	$0.32	$0.28

— Diluted	$0.26	$0.23	$0.29	$0.25	$0.31	$0.27	$0.31	$0.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.  Litigation and Claims

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. This lawsuit is in the discovery stage and, as a result, assurances cannot be given regarding the ultimate outcome of this matter.

      We are party to various legal actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings and claims referred to above could be decided against us. Although the amount of liability at December 31, 1999, with respect to these matters is not ascertainable, we believe that any resulting liability will not materially affect the Company’s financial position or results of operations.

      We are subject to various environmental laws and regulations of the United States, as well as states and other countries in whose jurisdictions we have or had operations and are subject to certain international agreements. As is the case with many companies, we face exposure to actual or potential claims and lawsuits involving environmental matters. Although we are party to certain environmental disputes, we believe that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of, any potential insurance recoveries, will not have a material adverse effect on our financial position or results of operations. As of December 31, 1999, we had accrued in our financial statements approximately $2.3 million in reserves for expenses related to Superfund and clean-up of closed plant sites.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have never filed a Current Report on Form 8-K to report a change in accountants.

Item 10.  Directors and Executive Officers of the Registrant

      Information concerning Dial’s Directors and Executive Officers is set forth below and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held on June 1, 2000, (the “Proxy Statement”), which is incorporated by reference into this Form 10-K. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Name	Age	Position

Malcolm Jozoff(1)	60	Chairman of the Board, President and Chief Executive Officer

Susan J. Riley	41	Executive Vice President and Chief Financial Officer

Jeffrey B. Dias	48	Executive Vice President

Arthur E. Hanke	52	Senior Vice President — Sales

Jane E. Owens	46	Senior Vice President, General Counsel and Secretary

Mark R. Shook	45	Senior Vice President — International/ CMD

Bernhard J. Welle	51	Senior Vice President — Human Resources

Joy A. Amundson(3)(5)	45	Director

Herbert M. Baum(1)(2)(3)	63	Director

Joe T. Ford(1)(2)(5)	62	Director

Thomas L. Gossage(2)(4)	65	Director

Donald E. Guinn(1)(3)(4)	67	Director

Michael T. Riordan(1)(3)(5)	49	Director

Barbara S. Thomas (4)(5)	50	Director

Salvador M. Villar(2)(4)	49	Director

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Executive Compensation Committee.

(4)	Member of the Finance Committee.

(5)	Member of the Governance Committee.

      Malcolm Jozoff. Mr. Jozoff has been Chairman of the Board, President and Chief Executive Officer of the Company since Dial’s formation in 1996. From 1993 to 1995, Mr. Jozoff served as Chairman and Chief Executive Officer of Lenox, Inc., a manufacturer of consumer products. From 1967 to 1992, Mr. Jozoff was employed by The Procter & Gamble Company, a manufacturer of consumer products. In 1990, Mr. Jozoff was named President — Health Care Sector and Corporate Group Vice President of Procter & Gamble and was appointed as a member of its Executive Committee. Mr. Jozoff also is a director of Columbia Energy Group, the Cosmetic, Toiletry and Fragrance Association and Grocery Manufacturers of America.

      Susan J. Riley. Ms. Riley has served as Executive Vice President and Chief Financial Officer since October 1999 and has additional responsibility for Manufacturing, Procurement and Information Technology. From September 1997 to October 1999, Ms. Riley served as Senior Vice President and Chief Financial Officer of the Company. From 1995 until July 1997, she was Senior Vice President and Chief Financial Officer of Tambrands Inc. (“Tambrands”). She joined Tambrands in 1987 as Manager, International Finance and held various positions in Tambrands’ international and domestic operations until she was named Senior Vice President and Chief Financial Officer in 1995.

      Jeffrey B. Dias. Mr. Dias has served as Executive Vice President since October 1999 and has responsibilities for Marketing, New Business and Research and Development. From March 1999 to October 1999, he served as Senior Vice President — Marketing and New Business. From January 1998 to March 1999, Mr. Dias served as President of The Singer Sewing Company, a manufacturer of sewing appliances, and from January 1997 until March 1999, he served as Senior Vice President of The Singer Company N.V., a manufacturer and retailer of household appliances. From 1978 to 1996, Mr. Dias was employed in various management positions in the health care, food, beverages and consumer products divisions of The Procter & Gamble Company, a manufacturer of paper products, with his last position being Managing Director — Health Care Products — Worldwide. In 1992, Mr. Dias served as the Category Manager — Oral Health Products for Blendax in Germany, a subsidiary of The Procter & Gamble Company.

      Arthur E. Hanke. Mr. Hanke has served as Senior Vice President — Sales of the Company since January 1999. From September 1998 to January 1999, he served as Vice President — Corporate Sales of the Company, and from the Spin-off to September 1998, he served as Vice President — Customer Management of the Company. From 1991 to the Spin-off, Mr. Hanke served in various capacities for the Consumer Products Business of the Former Parent, including Vice President — Western Division Grocery Sales, from 1991 to 1993; Vice President — Broker Sales, from 1993 to 1994; Vice President — Marketing, Detergents, from 1994 to 1995; and Senior Vice President — Sales, Household Products Division, from 1995 to the Spin-off.

      Jane E. Owens. Ms. Owens has served as Senior Vice President, General Counsel & Secretary of the Company since May 1997. From 1992 to May 1997, Ms. Owens served as Vice President and General Counsel of The Timberland Company, a manufacturer of footwear, apparel and accessories.

      Mark R. Shook. Mr. Shook has served as Senior Vice President — International & Commercial Markets since January 1998. From September 1996 to January 1998, Mr. Shook served as Senior Vice President — International of the Company. From the Spin-off until September 1996, he was an Executive Vice President and General Manager, Personal Care, of the Company. From September 1990 to the Spin-off, Mr. Shook was an Executive Vice President of the Consumer Products Business of the Former Parent, serving as General Manager — Food, from September 1990 to September 1993; General Manager — Food and International, from September 1993 to April 1994; General Manager — Laundry and International, from April to September 1994; General Manager — Soaps and Detergents, from September 1994 to July 1995; and General Manager — Personal Care, from July 1995 to the Spin-off.

      Bernhard J. Welle. Mr. Welle has served as Senior Vice President — Human Resources of the Company since August 1996. From 1987 to August 1996, Mr. Welle served as Vice President, Human Resources of the Consumer Products Business of the Former Parent.

      Joy A. Amundson. Ms. Amundson has been a Director of Dial since 1997, and is Senior Vice President of Abbott Laboratories, a diversified health care products and services company. Ms. Amundson also is President of Ross Products, a division of Abbott Laboratories. She has held a number of management positions since joining Abbott Laboratories in 1982. Ms. Amundson also is a director of Lutheran General Hospital.

      Herbert M. Baum. Mr. Baum has been a Director of Dial since 1997, and is President and Chief Operating Officer of Hasbro, Inc., a manufacturer and marketer of toys. Mr. Baum served as Chairman and Chief Executive Officer of Quaker State Corporation from 1993 to 1999. From 1978 to 1992, Mr. Baum was employed by Campbell Soup Company and in 1992 was named President of Campbell — North and South America. Mr. Baum also is a director of Hasbro, Inc., Fleming Companies, Inc., Meredith Corporation, Midas, Inc. and Whitman Corporation.

      Joe T. Ford. Mr. Ford has been a Director of Dial since 1996, and is Chairman and Chief Executive Officer of ALLTEL Corporation, a telecommunications and information services company. Mr. Ford became Chief Executive Officer of ALLTEL in 1987 and Chairman of the Board in 1991. Mr. Ford also is a director of Textron, Inc.

      Thomas L. Gossage. Mr. Gossage has been a Director of Dial since 1996. Mr. Gossage retired as Chairman and Chief Executive Officer of Hercules Incorporated, a worldwide producer of chemicals and related products, in January 1997. Mr. Gossage also is a director of Fluor Corporation and Alliant Techsystems Inc.

      Donald E. Guinn. Mr. Guinn has been a Director of Dial since 1996, and is Chairman Emeritus of Pacific Telesis Group, a telecommunications holding company (known as “PacTel”). Mr. Guinn served as Chairman and Chief Executive Officer of PacTel from 1984 through his retirement in 1988. He also is a director of Bank of America Corporation, Pacific Mutual Holding Company and its affiliate, Pacific LifeCorp.

      Michael T. Riordan. Mr. Riordan has been a Director of Dial since 1997. Mr. Riordan served as President and Chief Operating Officer of Fort James Corporation, a paper products manufacturer, from 1997 until 1998. Prior to the merger of Fort Howard Corporation with James River Corporation, Mr. Riordan served as Chairman of the Board, President and Chief Executive Officer of Fort Howard Corporation from 1996 to 1997 and as President and Chief Operating Officer of Fort Howard Corporation from 1992 to 1996. Mr. Riordan also is a director of American Medical Security, Inc. and Wallace Computer Services, Inc.

      Barbara S. Thomas. Ms. Thomas has been a Director of Dial since 1997, and is President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company. Ms. Thomas was with the Pillsbury Company from 1993 to 1997, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc.

      Salvador M. Villar. Mr. Villar has been a Director of Dial since June 1998. He is President and Chief Executive Officer of California Commerce Bank, the U.S. banking arm of Banco Nacional de México (known as “Banamex”). Mr. Villar has been with California Commerce Bank since 1981. Mr. Villar also is President and Chief Executive Officer of Banamex USA Bancorp and a director of California Commerce Bank, Banamex USA Bancorp and Banco Bansud, S.A.

Item 11.  Executive Compensation

      Information concerning executive compensation matters is incorporated herein by reference to “Executive Compensation,” “Option/ SAR Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Pension Plans” and “Employment Agreements and Change of Control Arrangements” in the Proxy Statement; provided, however, that the “Compensation Committee Report on Executive Compensation” and the “Stock Price Performance Graph” contained in the Proxy Statement are not incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information concerning the Common Stock beneficially owned by each Director of the Company, by all Executive Officers and Directors of the Company as a group and by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock is incorporated herein by reference to “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Directors and Executive Officers” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      During the last fiscal year, there were no relationships or related transactions that are required to be disclosed herein.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Financial Statements and Schedules

			Page

(i)	Financial Statements.

	(1)	Management’s Report on Responsibility for Financial Reporting	20

	(2)	Independent Auditors’ Report	21
	(3)	Consolidated Financial Statements:

		Consolidated Balance Sheet at December 31, 1999, and December 31, 1998	22

		Statement of Consolidated Operations and Comprehensive Income for the years ended December 31, 1999, December 31, 1998, and January 3, 1998	23

		Statement of Consolidated Cash Flows for the years ended December 31, 1999, December 31, 1998, and January 3, 1998	24

		Statement of Consolidated Stockholders’ Equity for the years ended December 31, 1999, December 31, 1998, and January 3, 1998	25

		Notes to Consolidated Financial Statements	26
(ii)	Financial Statement Schedules.
	Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the consolidated financial statements or notes to the consolidated financial statements included herein.

      (b)  Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated February 1, 2000, reporting that Dial issued a press release relating to its financial results for the fourth quarter of 1999 and the 1999 fiscal year, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K dated March 10, 2000, reporting that Dial issued a press release relating to its financial earnings outlook for the first half of 2000, a copy of which was filed as Exhibit 99.

      (c)  Exhibits

Exhibit
Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/A (Am. No. 2), dated July 26, 1996 (the “Form 10”).
3(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
10(a)	Director’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q, dated November 11, 1996 (the “Form 10-Q”).
10(b)	Officer’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(b) of the Form 10-Q.

Exhibit
Number	Description	Method of Filing

10(c)	Supplemental Capital Accumulation Plan Agreement†	Incorporated by reference to Exhibit 10(c) of the Form 10-Q.
10(d)	Supplemental Pension Plan Agreement†	Incorporated by reference to Exhibit 10(d) of the Form 10-Q.
10(e)	The Dial Corporation 1996 Stock Incentive Plan.†	Incorporated by reference to Exhibit 10(e) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
10(f)	Annual Incentive Plan Agreement†	Incorporated by reference to Exhibit 10(f) of Dial’s Form 10-K for the fiscal year ended December 28, 1996.
10(g)	Form of The Dial Corporation Director’s Charitable Award Program†	Incorporated by reference to Exhibit 10(f) of the Form 10.
10(h)	Form of Change of Control Agreements with certain Executive Officers of the Company†	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10(i)	Credit Agreement	Incorporated by reference to Exhibit 10(j) of the Form 10.
10(j)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10(k)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan†	Incorporated by reference to Exhibit 4.5 of Dial’s Registration Statement in Form S-8 (File No. 333-67619) (the “Form S-8”).
10(l)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan†	Incorporated by reference to Exhibit 4.4 of the Form S-8.
10(m)	Restated Employment Agreement, dated May 11, 1999, between the Company and Malcolm Jozoff†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q dated August 17, 1999 (the “Second Quarter 1999 10-Q”).
10(n)	Change of Control Agreement, dated May 11, 1999, between Dial and Malcolm Jozoff†	Incorporated by reference to Exhibit 10(b) of the Second Quarter 1999 10-Q.
21	List of Significant Subsidiaries*
23	Consent of Deloitte & Touche LLP*
24	Power of Attorney	See Signature Page.
27	Financial Data Schedule*

†  Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Scottsdale, Arizona, on March 29, 2000.

THE DIAL CORPORATION

By:	/s/MALCOLM JOZOFF

Malcolm Jozoff
Chairman of the Board, President
and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENT that the persons whose signatures appear below, constitute and appoint Malcolm Jozoff and Susan J. Riley, and each of them, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MALCOLM JOZOFF Malcolm Jozoff	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2000
/s/ SUSAN J. RILEY Susan J. Riley	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2000
/s/ JOY A. AMUNDSON Joy A. Amundson	Director	March 29, 2000
/s/ HERBERT M. BAUM Herbert M. Baum	Director	March 29, 2000
/s/ JOE T. FORD Joe T. Ford	Director	March 29, 2000
/s/ THOMAS L. GOSSAGE Thomas L. Gossage	Director	March 29, 2000
/s/ DONALD E. GUINN Donald E. Guinn	Director	March 29, 2000

Signature	Title	Date

/s/ MICHAEL T. RIORDAN Michael T. Riordan	Director	March 29, 2000
/s/ BARBARA S. THOMAS Barbara S. Thomas	Director	March 29, 2000
/s/ SALVADOR M. VILLAR Salvador M. Villar	Director	March 29, 2000

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/ A (Am. No. 2), dated July 26, 1996 (the “Form 10”).
3(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
10(a)	Director’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q, dated November 11, 1996 (the “Form 10-Q”).
10(b)	Officer’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(b) of the Form 10-Q.
10(c)	Supplemental Capital Accumulation Plan Agreement†	Incorporated by reference to Exhibit 10(c) of the Form 10-Q.
10(d)	Supplemental Pension Plan Agreement†	Incorporated by reference to Exhibit 10(d) of the Form 10-Q.
10(e)	The Dial Corporation 1996 Stock Incentive Plan.†	Incorporated by reference to Exhibit 10(e) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
10(f)	Annual Incentive Plan Agreement†	Incorporated by reference to Exhibit 10(f) of Dial’s Form 10-K for the fiscal year ended December 28, 1996.
10(g)	Form of The Dial Corporation Director’s Charitable Award Program†	Incorporated by reference to Exhibit 10(f) of the Form 10.
10(h)	Form of Change of Control Agreements with certain Executive Officers of the Company†	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10(i)	Credit Agreement	Incorporated by reference to Exhibit 10(j) of the Form 10.
10(j)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10(k)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan†	Incorporated by reference to Exhibit 4.5 of Dial’s Registration Statement in Form S -8 (File No. 333-67619) (the “Form S-8”).
10(l)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan†	Incorporated by reference to Exhibit 4.4 of the Form S-8.
10(m)	Restated Employment Agreement, dated May 11, 1999, between the Company and Malcolm Jozoff†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q dated August 17, 1999 (the “Second Quarter 1999 10-Q”).
10(n)	Change of Control Agreement, dated May 11, 1999, between Dial and Malcolm Jozoff†	Incorporated by reference to Exhibit 10(b) of the Second Quarter 1999 10-Q.
21	List of Significant Subsidiaries*

Exhibit
Number	Description	Method of Filing

23	Consent of Deloitte & Touche LLP*
24	Power of Attorney	See Signature Page.
27	Financial Data Schedule*

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.