Form 10-Q
period 2000-04-01
DIAL CORP /NEW/
filed 2000-05-17
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  April 1, 2000

Commission file number 1-11793

 THE DIAL CORPORATION
 (Exact Name of Registrant as Specified in its Charter)

DELAWARE	51-0374887
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15501 NORTH DIAL BOULEVARD SCOTTSDALE, ARIZONA	85260-1619
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (480) 754-3425

Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on April 29, 2000 was 94,879,288.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)	December 31,
(Dollars in thousands, except share data)	April 1, 2000	1999

ASSETS

Current Assets:
Cash and cash equivalents	$5,183	$6,126
Receivables, less allowance of $8,133 and $7,994	163,729	107,413
Inventories	198,437	180,744
Deferred income taxes	14,622	17,852
Other current assets	11,144	20,369

Total current assets	393,115	332,504

Property and equipment, net	303,295	306,585
Deferred income taxes	62,464	65,200
Intangibles, net	521,788	524,745
Other assets	41,133	40,652

	$1,321,795	$1,269,686

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade accounts payable	$97,604	$128,320
Short-term borrowings	151,907	60,263
Income taxes payable	8,863	29,931
Other current liabilities	72,890	99,600

Total current liabilities	331,264	318,114
Long-term debt	410,550	300,851
Pension and other benefits	229,008	232,586
Other liabilities	6,335	6,864

Total liabilities	977,157	858,415

Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 300,000,000 shares
authorized; 105,608,074 and 105,480,645 shares issued	1,056	1,055
Additional capital	408,792	448,977
Retained income	204,335	190,370
Accumulated other comprehensive income	(2,965)	(2,851)
Unearned employee benefits	(52,941)	(95,802)
Treasury stock, 10,734,991 and 4,887,176 shares held	(213,639)	(130,478)

Total stockholders' equity	344,638	411,271

	$1,321,795	$1,269,686

See Notes to Consolidated Financial Statements. 2 THE DIAL CORPORATION STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
	(Unaudited)
	Quarter Ended

(in thousands, except per share data)	April 1, 2000	April 3, 1999

Net sales	$373,124	$398,948

Costs and expenses:
Cost of products sold	188,511	202,383
Selling, general and administrative expenses	141,431	147,570

	329,942	349,953

Operating income	43,182	48,995

Interest and other expenses	9,639	8,358
Earnings (Loss) of joint venture	(721)	-

Income before income taxes	32,822	40,637
Income taxes	11,324	14,751

NET INCOME	$21,498	$25,886

NET INCOME PER SHARE -- BASIC	$0.23	$0.26

NET INCOME PER SHARE -- DILUTED	$0.23	$0.26

Weighted average basic shares outstanding Weighted average equivalent shares	93,979 631	98,780 2,088

Weighted average diluted shares outstanding	94,610	100,868

NET INCOME	$21,498	$25,886
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	131	234
Minimum pension liability	(245)	129

Other comprehensive income	(114)	363

COMPREHENSIVE INCOME	$21,384	$26,249

See Notes to Consolidated Financial Statements. 3 THE DIAL CORPORATION STATEMENT OF CONSOLIDATED CASH FLOWS
	(Unaudited)
	Quarter Ended

(in thousands)	April 1, 2000	April 3, 1999

CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:
Net income	$21,498	$25,886
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,419	10,482
Deferred income taxes	5,205	9,254
Change in operating assets and liabilities:
Receivables	16,861	8,759
Inventories	(17,693)	(11,568)
Trade accounts payable	(30,716)	(19,467)
Other assets and liabilities, net	(36,985)	(22,868)

Net cash (used) provided by operating activities	(29,411)	478

CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures	(6,284)	(7,829)
Investment in and loans to joint venture	(3,264)	-
Purchase price adjustment related to net worth adjustment	-	6,046

Net cash used by investing activities	(9,548)	(1,783)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net change in long-term borrowings	109,699	11,169
Common stock purchased for treasury	(83,143)	(16,185)
Net change in short-term bank loans	91,644	(1,247)
Dividends paid on common stock	(7,533)	(7,902)
Cash proceeds from stock options	526	8,406
Net change in receivables sold	(73,177)	-

Net cash provided (used) by financing activities	38,016	(5,759)

Net decrease in cash and cash equivalents	(943)	(7,064)
Cash and cash equivalents, beginning of year	6,126	12,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,183	$5,341

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Preparation

The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries.  This information should be read in conjunction with the financial statements set forth in The Dial Corporation Annual Report to Stockholders for the year ended December 31, 1999.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in the Company's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."  The interim consolidated financial statements are unaudited.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 1, 2000 and the results of operations and cash flows for the quarters ended April 1, 2000 and April 3, 1999 have been included.  Interim results of operations are not necessarily indicative of the results of operations for the full year.

Note 2.  Dial/Henkel Joint Ventures

In April 1999, we formed Dial/Henkel LLC, a joint venture with Henkel KGaA of Dusseldorf, Germany.  Dial and Henkel each own 50% of this joint venture.  The joint venture was formed to develop and market a range of enhanced laundry products in North America.  In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business.

We account for our investment under the equity method of accounting.  The joint venture's results of operations and our equity in net loss of the joint venture included:

For the period ended: (in thousands)	April 1, 2000

JOINT VENTURE
Net sales	$17,810
Loss before income taxes	(9,136)
Net loss	(7,696)
DIAL EQUITY IN EARNINGS (LOSS)
Dial equity in net loss	$(721)

The joint venture agreement provides for a monthly marketing, sales and administrative fee, a trademark fee, and a tolling fee to be paid to us.  A monthly technology fee is paid to Henkel.  These fees are based on net sales of the joint venture.  However, the tolling fee is based on cost of goods manufactured by us for the joint venture.  In addition, through November 2000, Henkel will pay a disproportionate share of the marketing expenses incurred by the joint venture.  As a result, in the first quarter of 2000, total marketing expenses were $9.4 million of which Henkel paid $7.8 million directly.

Dial incurs the cost to manufacture the joint venture products and bills the joint venture monthly for the costs incurred.  At April 1, 2000 the amount due from the joint venture was $3.4 million and is included in Other current assets.

In March 2000, we formed another joint venture with Henkel KGaA named Dial/Henkel Mexico, S.A. de C.V.  We own 49% of this joint venture and Henkel owns 51%.  This joint venture was formed to develop and market consumer detergent and household cleaning products in Mexico.  As discussed in Note 8, in May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado S.A. de C.V.

Note 3.  Inventories

Inventories consisted of the following at April 1, 2000:

(in thousands)	April 1, 2000	December 31, 1999

Raw materials and supplies	$52,851	$51,127
Work in process	8,428	9,712
Finished goods	137,158	119,905

Total inventories	$198,437	$180,744

Note 4. Debt Short-term debt consisted of the following at April 1, 2000:
(in thousands)	April 1, 2000	December 31, 1999

Short-term bank borrowings, with interest rates ranging between 6.66% and 6.28%.	$139,839	$43,851
Argentina bank loan with interest at the bank's short-term rate (11.4% at April 1, 2000), repricing monthly, subject to call by the bank at the end of each month.	11,968	16,312
Current portion of State of Arizona Economic Development Loan due beginning July of 2000 in equal installments over 10 years.	100	100

Total short-term debt	$151,907	$60,263

Long-term debt consisted of the following:
(in thousands)	April 1, 2000	December 31, 1999

State of Arizona Economic Development Loan due beginning July of 2000 in equal installments over 10 years.	$900	$900
$200 million 6.5% Senior Notes due 2008, net of issue discount.	198,195	198,142
Commercial paper supported by the long-term revolving Credit Agreement, interest rates from 6.17% to 6.47% at April 1, 2000.	211,455	101,809

Total long-term debt	$410,550	$300,851

Note 5.  Equity

At April 1, 2000, there were 105,608,074 shares of common stock issued and 93,978,834 shares outstanding.  At April 1, 2000 and April 3, 1999, a total of 3,795,791 and 3,939,671, respectively, of the issued shares were held by the Employee Equity Trust.  At April 1, 2000 and April 3, 1999, a total of 10,734,991 and 1,751,534 shares of common stock, respectively, were held in treasury.  The shares held at April 1, 2000 included 218,725 shares valued at $5.2 million purchased as part of a small shareholder selling/repurchasing program and 10,323,499 shares valued at $204.3 million purchased as part of our stock repurchase program.

Note 6.  Income Taxes

A reconciliation between the statutory federal income tax rate of 35% and our consolidated effective income tax rate for the quarters ended April 1, 2000 and April 3, 1999 is as follows:

	April 1, 2000	April 3, 1999

Federal statutory rate	35.0%	35.0%
Goodwill amortization	1.1	0.8
Foreign Sales Corp. benefit	(1.7)	(0.5)
State income taxes	2.3	3.3
Other, net	(2.2)	(2.3)

Effective income tax rate	34.5%	36.3%

Note 7.  Segments of an Enterprise

For organizational, marketing and financial reporting purposes, we have organized into three business segments:  (i) Domestic Branded, (ii) International, and (iii) Commercial Markets and Other.  The segments were identified based on the types of products sold, the customer base and method of distribution.

Information as to our operations in different business segments is set forth below.  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2) to the audited financial statements included in our 1999 Annual Report to Stockholders.

(in thousands)	Domestic Branded	Commercial Markets and Other	Total Domestic	International	Total Continuing

Net Sales:
Quarter ended:
April 1, 2000	$318,485	$16,121	$334,606	$38,518	$373,124
April 3, 1999	339,049	16,157	355,206	43,742	398,948

Operating Income:
Quarter ended:
April 1, 2000	38,659	2,386	41,045	2,137	43,182
April 3, 1999	42,736	2,326	45,062	3,933	48,995

Assets at:
April 1, 2000	1,155,093	4,222	1,159,315	162,480	1,321,795
December 31, 1999	1,079,722	10,058	1,089,780	179,906	1,269,686

Note 8.  Subsequent Events

In May 2000, Nuevo Federal, S.A., our Argentine subsidiary, acquired the Plusbelle branded hair care business in Argentina from Revlon, Inc.  This transaction will be accounted for under the purchase method of accounting.

In May 2000, Dial/Henkel Mexico S.A. de C.V. acquired 80% of  Fabrica de Jabon Mariano Salgado, S.A. de C.V., a Mexican manufacturer and marketer of detergents and soaps.  This transaction will be accounted for under the equity method of accounting.

On April 25, 2000, we announced our intention to acquire the Coast brand from The Procter & Gamble Company.  Definitive agreements have been executed and the transaction is expected to close in the second quarter.  This transaction will be accounted for under the purchase method of accounting

Item 2.  Management Discussion & Analysis of Results of Operations and Financial Condition

Recent Developments

In the first quarter of 2000, we announced that we expect our earnings to be down for the first half of 2000 versus our plan and the same period a year ago.  We believe certain events leading to these lower than expected earnings will impact both sales and gross margin for the first half of 2000.  The factors relating to the sales shortfall are primarily:

  The consolidation and balancing of inventory that occurred when our second largest customer converted from buying direct to buying through two of our existing wholesalers;
  The continuing price war between two of our competitors in the premium segment of the Argentina detergent market, which has had an adverse impact on our value brand detergent in Argentina;
  A shortfall on the sale of Armour canned meats due to increased Y2K-related retail inventory buildup at December 31, 1999, coupled with a price increase we took in January that has not been matched by competition.

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

See additional discussion of matters that may impact our results in Exhibit 99 to this Form 10-Q.

Results of Operations - First Quarter 2000 Compared to First Quarter 1999

Net sales for the quarter decreased 6.5% to $373.1 million from $398.9 million in the same period in 1999.  Our Domestic Branded segment decreased 6.1% to $318.5 million from $339.0 million in the same period last year primarily as a result of year over year declines in Dial, Purex and Armour offset by increases in Renuzit and Specialty Personal Care.  Net sales of our International segment decreased 11.9% to $38.5 million from $43.7 million primarily as a result of the continuing detergent price war in Argentina.  Our Commercial Markets and Other segment was flat in comparison to the same period in 1999.  The factors primarily attributing to the declines in our segments are discussed above.

Gross margin for the quarter increased 20 basis points to 49.5 percent from 49.3 percent in the same period in 1999.  Gross margin was positively impacted by improvements in manufacturing and procurement, but offset by the reduced overhead absorption associated with lower sales, increasing costs of petroleum that affects, among other things, transportation and distribution expenses, and the mix of products sold.

Selling, general and administrative expenses are down 4.2% to $141.4 million from $147.6 million in the same period in 1999.  This decrease is the result of lower advertising and trade spending in the first quarter of 2000 compared to the same period last year when we had a number of new product launches.  For 2000, new product launches are primarily planned for later in the year.  Selling expenses were also lower in the first quarter of 2000 due to lower sales volumes.

Interest and other expenses increased 15.3% to $9.6 million from $8.4 million in the same period in 1999.  Higher interest expense is primarily attributable to increased borrowings to fund our stock buy back program with 5.8 million shares repurchased in the first quarter of 2000 and the elimination of the sale of receivables program that occurred in the first quarter.

Our share of the loss in the joint venture between us and Henkel KGaA was $0.7 million in the first quarter.  The joint venture had high marketing expenses for the first quarter due to the launch of Purex Advanced in December 1999 and the restage of Custom Cleaner, both of which negatively impacted first quarter results.

Our effective tax rate decreased to 34.5% from 36.3% in the same period in 1999.  This decrease is primarily attributable to the full utilization of state tax programs and the use of a foreign sales corporation.

Net income was $21.5 million, equivalent to diluted earnings of $.23 per share for the first quarter of 2000 compared to net income of $25.9 million, equivalent to diluted earnings of $.26 per share for the first quarter of 1999.  This decrease in earnings is primarily attributable to the sales shortfall explained above.

Liquidity and Capital Resources

Total debt increased $201.3 million to $562.4 million from $361.1 million at December 31, 1999.  The increase is primarily attributable to the funding of our previously announced share repurchase program and the elimination of the sale of receivables program.  During the first quarter, we completed our $75.0 million 1999 share repurchase program and accelerated the $75.0 million 2000 program.  At April 1, 2000, we have used $50.1 million of the 2000 program to repurchase shares.

During the first quarter of 2000, we used $29.4 million of cash from operations compared to generating $0.5 million for the same period in 1999.  The increase in use of cash was primarily attributable to the timing of our tax payments, a decrease in trade accounts payable, an increase in inventories due to  lower sales, and lower net income.

Capital expenditures for the first quarter of 2000 were $6.2 million.  Capital spending in 2000 is expected to approximate $60.0 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs.  However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns.  As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

As part of our business strategy, we routinely review and evaluate the acquisition of domestic and international companies that market consumer and other products.  We may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.  During March and April of 2000, we announced our intentions to make certain acquisitions or investments in the second quarter of 2000.  These acquisitions or investments are discussed in Note 8 of the Consolidated Financial Statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the "EEOC") in the U.S. District Court for the Northern District of Illinois, Eastern Division.  This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356.  The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment.  The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages.  We have denied the EEOC's allegations.  Discovery has been completed and we intend to file dispositive motions.  Assurances cannot be given regarding the ultimate outcome of this matter.

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits

27. Financial Data Schedule.

99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

(B)     Reports on Form 8-K

We filed a Current Report on Form 8-K, dated March 10, 2000, reporting that Dial issued a press release relating to its financial earnings outlook for the first half of 2000.

We filed a Current Report on Form 8-K, dated April 25, 2000, reporting that Dial issued a press release relating to its financial results for the first quarter of 2000 and a press release relating to the purchase of the Coast brand from The Procter and Gamble Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation (Registrant) May 16, 2000
/s/ Susan J. Riley

Executive Vice President and Chief Financial Officer (Chief Accounting Officer and Authorized Officer)
12