Form 10-Q
period 2000-07-01
DIAL CORP /NEW/
filed 2000-08-15
CIK 1016179

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                   For the Quarterly Period Ended JULY 1, 2000

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

              Yes        x                         No
                      --------                           --------


The number of shares of Common Stock, $.01 par value, outstanding as the close of business on July 29, 2000 was 94,875,673.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              THE DIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)       December 31,
(Dollars in thousands, except share data)                     July 1, 2000          1999
-----------------------------------------                     ------------          ----
ASSETS
-----------------------------------------
Current Assets:

  Cash and cash equivalents                                   $    20,007      $     6,126
  Receivables, less allowance of $6,140 and $7,994                172,365          107,413
  Inventories                                                     185,613          180,744
  Deferred income taxes                                            18,365           17,852
  Other current assets                                              3,876           20,369
                                                              -----------      -----------
     Total current assets                                         400,226          332,504

Property and equipment, net                                       302,632          306,585
Deferred income taxes                                              59,495           65,200
Intangibles, net                                                  624,412          524,745
Other assets                                                       67,698           40,652
                                                              -----------      -----------
                                                              $ 1,454,463      $ 1,269,686
                                                              ===========      ===========

-----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------
Current Liabilities:
  Trade accounts payable                                      $   123,206      $   128,320
  Short-term borrowings                                           130,584           60,263
  Income taxes payable                                              6,992           29,931
  Other current liabilities                                        95,287           99,600
                                                              -----------      -----------

     Total current liabilities                                    356,069          318,114

Long-term debt                                                    526,368          300,851
Pension and other benefits                                        226,824          232,586
Other liabilities                                                   6,781            6,864
                                                              -----------      -----------
     Total liabilities                                          1,116,042          858,415
                                                              -----------      -----------

Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding                       --               --
  Common stock, $.01 par value, 300,000,000 shares
    authorized; 105,621,458 and 105,480,645 shares issued           1,056            1,055
  Additional capital                                              397,934          448,977
  Retained income                                                 198,176          190,370
  Accumulated other comprehensive income                           (3,517)          (2,851)
  Unearned employee benefits                                      (41,421)         (95,802)
  Treasury stock, 10,746,101 and 4,887,176 shares held           (213,807)        (130,478)
                                                              -----------      -----------
     Total stockholders' equity                                   338,421          411,271
                                                              -----------      -----------
                                                              $ 1,454,463      $ 1,269,686
                                                              ===========      ===========

                 See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

          STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

                                                              (Unaudited)
                                                             Quarter Ended
                                                             -------------
(in thousands, except per share data)                 July 1, 2000    July 3, 1999
-------------------------------------                 ------------    ------------
Net sales                                               $ 408,741      $ 430,312
-------------------------------------                   ---------      ---------
Costs and expenses:
   Cost of products sold                                  208,902        211,251
   Asset writedowns and discontinued product
     inventories as a result of restructuring              17,232             --
                                                        ---------      ---------
                                                          226,134        211,251
   Selling, general and administrative expenses           169,342        164,563
   Restructuring charges and other asset writedowns         3,835             --
                                                        ---------      ---------
                                                          173,177        164,563
                                                        ---------      ---------
   Total costs and expenses                               399,311        375,814
                                                        ---------      ---------
Operating income                                            9,430         54,498
Interest and other expenses                                12,322          8,289
Earnings (Loss) of joint ventures                          (3,624)            --
Other income - Gain on sale of facility                     6,662             --
                                                        ---------      ---------
Income before income taxes                                    146         46,209
Income taxes (benefit)                                       (983)        16,776
                                                        ---------      ---------
NET  INCOME                                             $   1,129      $  29,433
                                                        =========      =========
NET INCOME PER SHARE -- BASIC                           $    0.01      $    0.30
                                                        =========      =========
NET INCOME PER SHARE -- DILUTED                         $    0.01      $    0.29
                                                        =========      =========
Weighted average basic shares outstanding                  91,084         98,580
     Weighted average equivalent shares                       287          2,033
                                                        ---------      ---------
Weighted average diluted shares outstanding                91,371        100,613
                                                        =========      =========
  NET INCOME                                            $   1,129      $  29,433
  Other comprehensive income (loss) net of tax:
       Foreign currency translation adjustment               (552)           151
                                                        ---------      ---------
  COMPREHENSIVE INCOME                                  $     577      $  29,584
                                                        =========      =========

                 See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

          STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

                                                              (Unaudited)
                                                            Six Months Ended
                                                            ----------------
(in thousands, except per share data)                 July 1, 2000    July 3, 1999
-------------------------------------                 ------------    ------------
Net sales                                               $ 781,865      $ 829,260
                                                        ---------      ---------
Costs and expenses:
   Cost of products sold                                  397,413        413,634
   Asset writedowns and discontinued product
   inventories as a result of restructuring                17,232             --
                                                        ---------      ---------
                                                          414,645        413,634
   Selling, general and administrative expenses           310,772        312,133
   Restructuring charges and other asset writedowns         3,835             --
                                                        ---------      ---------
                                                          314,607        312,133
                                                        ---------      ---------
   Total costs and expenses                               729,252        725,767
                                                        ---------      ---------
Operating income                                           52,613        103,493
Interest and other expenses                                21,962         16,647
Earnings (Loss) of joint ventures                          (4,345)            --
Other income - Gain on sale of facility                     6,662             --
                                                        ---------      ---------
Income before income taxes                                 32,968         86,846
Income taxes                                               10,342         31,527
                                                        ---------      ---------
NET  INCOME                                             $  22,626      $  55,319
                                                        =========      =========
NET INCOME PER SHARE -- BASIC                           $    0.24      $    0.56
                                                        =========      =========
NET INCOME PER SHARE -- DILUTED                         $    0.24      $    0.55
                                                        =========      =========
Weighted average basic shares outstanding                  93,121         98,660
     Weighted average equivalent shares                       521          2,087
                                                        ---------      ---------
Weighted average diluted shares outstanding                93,642        100,747
                                                        =========      =========
  NET INCOME                                            $  22,626      $  55,319
  Other comprehensive income (loss) net of tax:
       Foreign currency translation adjustment               (422)           385
       Minimum pension liability                             (244)           129
                                                        ---------      ---------
  Other comprehensive income                                 (666)           514
                                                        ---------      ---------
  COMPREHENSIVE INCOME                                  $  21,960      $  55,833
                                                        =========      =========


                 See Notes to Consolidated Financial Statements.

                              THE DIAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                             (Unaudited)
                                                            Six Months Ended
                                                            ----------------
(in thousands)                                        July 1, 2000    July 3, 1999
--------------                                        ------------    ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                              $  22,626      $  55,319
Adjustments to reconcile net income to net cash
 Provided by operating activities:
  Depreciation                                             19,422         15,180
  Amortization                                              6,262          6,019
  Deferred income taxes                                     4,431          7,014
  Restructuring charges and asset writedowns               21,067             --
  Gain on sale of facility                                 (6,662)            --
  Change in operating assets and liabilities:
   Receivables                                              9,834        (24,145)
   Inventories                                            (11,571)       (14,790)
   Trade accounts payable                                  (7,230)       (24,124)
   Other assets and liabilities, net                      (23,228)         5,415
                                                        ---------      ---------
Net cash provided by operating activities                  34,951         25,888
                                                        ---------      ---------
CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures                                      (18,899)       (19,675)
Investment in and loans to joint ventures                 (26,074)            --
Acquisition of businesses, net of cash acquired          (116,836)         6,046
Proceeds from sale of facility                             15,339             --
                                                        ---------      ---------
Net cash used by investing activities                    (146,470)       (13,629)
                                                        ---------      ---------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net change in long-term borrowings                        225,517         25,401
Common stock purchased for treasury                       (83,143)       (50,669)
Net change in short-term bank loans                        70,321         (1,231)
Dividends paid on common stock                            (14,820)       (15,768)
Cash proceeds from stock options                              702         14,687
Net change in receivables sold                            (73,177)         8,175
                                                        ---------      ---------
Net cash provided (used) by financing activities          125,400        (19,405)
                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents       13,881         (7,146)
Cash and cash equivalents, beginning of year                6,126         12,405
                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  20,007      $   5,259
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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, "Interim Financial Reporting." The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of July 1, 2000 and the results of operations and cash flows for the quarters and six months ended July 1, 2000 and July 3, 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE 2.  RESTRUCTURING CHARGE

On June 28, 2000, we announced a $26.0 million restructuring charge ($17.0 million after tax or $.19 per share) designed to improve profitability and operational efficiencies. Specifically, the charge is to:

         - Close our Bristol, Pennsylvania, dry detergent plant. As a result, our dry detergent manufacturing is expected to be consolidated into our St. Louis plant by the first quarter of 2001;

         - Consolidate each of the manufacturing and distribution functions of the Specialty Personal Care business, which resulted in discontinuation of certain formulations and inventory, and other one-time costs; and

         - Restructure domestic and international organizations, including our sales organization, as a result of acquisitions and changes in the business environment.

We recorded charges totaling $21.1 million ($13.8 million after tax) during the quarter ended July 1, 2000, and expect to record additional charges totaling $4.9 million ($3.2 million after tax) during the next two quarters as the restructuring is completed. For second quarter 2000, the pre-tax charges consist of the following:

                                                              Cash spent      Amount charged       Ending
(in thousands )                          Total charges      during period     against assets      reserves
---------------                          -------------      -------------     --------------      --------
Employee separations                         $ 2,673          $(1,135)          $    --           $ 1,538
Write-down of fixed assets and
   discontinued product inventories           16,889               --            (8,246)            8,643
Other exit costs                               1,505             (634)              (26)              845
                                             -------          -------           -------           -------
                      Total                  $21,067          $(1,769)          $(8,272)          $11,026
                                             -------          -------           -------           -------


For income statement purposes, $17.2 million of the restructuring charge is included in our cost of products sold and $3.9 million is included in selling, general and administrative expenses. For segment reporting, $19.4 million of the charge is included in our Domestic Branded segment and $1.7 million is included in our International segment.

The employee separation charges in the second quarter of 2000 relate to severance packages for 164 people, primarily selling and administrative employees in the United States, Mexico and Argentina. The predominantly involuntary packages are based on salary levels and past service and were recorded upon acceptance of the package. The restructuring program will result in approximately 100 additional employee separations in the second half of the year, which will be recorded upon acceptance of the package.

The asset write-downs relate primarily to manufacturing assets impaired as a result of the closure of our Bristol, Pennsylvania facility. In order to determine the impairment, we compared the sum of the estimated future cash flows, undiscounted and without interest charges, to the carrying value of the assets. As a result, a charge was recorded for the amount the carrying value of the assets exceeded the estimated fair value of the assets. In addition, we expect to record accelerated depreciation on the plant in the third and fourth quarters and to record additional exit costs relating to the closure of our Bristol facility once estimates are refined. The asset write-downs recorded in the second quarter of 2000 are not expected to have a significant impact on future depreciation charges.

As a result of our consolidation of each of the manufacturing and distribution functions which resulted in the discontinuance of certain formulations and SKU's in our Specialty Personal Care business, certain inventories, primarily raw materials, became unusable. Accordingly, a charge was recorded to cost of products sold for the difference between cost and net realizable value. A reserve was established for inventories not disposed of by July 1, 2000. We expect to dispose of this inventory in the third and fourth quarters of 2000.

The expected timing and estimated amount of costs and projected savings are based on management's judgment in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. See "Management Discussion and Analysis of Results of Operations and Financial Condition - Restructuring Charge" for further discussion of the restructuring.

NOTE 3.  ACQUISITIONS

During the second quarter of 2000, Dial acquired three businesses for $116.8 million in cash. The acquisitions included the COAST bar soap business in the United States, the PLUSBELLE hair care business in Argentina and the ZOUT stain remover business in the United States. A portion of the purchase price for Zout is contingent upon the achievement of a specified level of gross sales of the Zout business in each of the three years following the acquisition date.

The Coast, Plusbelle and Zout acquisitions were accounted for using the purchase method of accounting. A portion of the purchase prices have been allocated to assets acquired of $12.8 million and liabilities assumed of $1.3 million based on estimated fair values at the date of acquisition while the balance of $105.3 million was recorded as goodwill and will be amortized over 40 years on a straight line basis. We continue to gather and analyze certain information required to complete the allocation of the purchase price of these acquisitions. Further adjustments to the allocation of the purchase price may arise as a result of the finalization of the ongoing study.

The results of operations of the acquired businesses were included in Dial's consolidated results of operations from their respective acquisition dates. The total combined net sales of these acquisitions, since their respective acquisition dates through the end of the second quarter, was $11.4 million.

NOTE 4.  DIAL/HENKEL JOINT VENTURES

In March 2000, we formed a joint venture with Henkel KGaA of Dusseldorf, Germany ("Henkel") named Dial/Henkel Mexico, S.A. de C.V. We own 49% of this joint venture and Henkel owns 51%. We account for our investment in the joint venture using the equity method of accounting. This joint venture was formed primarily to develop and market consumer detergent and household cleaning products in Mexico. In May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado S.A. de C.V. ("FJMS"). Our portion of the investment in FJMS was $18.4 million. Our portion of the net loss of the joint venture has been included in Dial's consolidated results since the joint venture formation date.

In April 1999, we formed Dial/Henkel LLC, a joint venture with Henkel. Dial and Henkel each own 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business.

We account for our joint venture investments under the equity method of accounting. The joint ventures' results of operations and our portion of the net losses of the joint ventures are as follows:

                                      Quarter Ended       Six Months Ended
(in thousands)                        July 1, 2000          July 1, 2000
--------------                        ------------        ----------------
JOINT  VENTURES
Net sales                              $ 18,061                $ 35,871
Loss before income taxes                (19,641)                (28,777)
Net loss                                (17,378)                (25,073)

DIAL
Earnings (loss) of joint venture       $ (3,624)               $ (4,345)


The Dial/Henkel LLC agreements provide for a monthly marketing, sales and administrative fee, a trademark fee, and a tolling fee to be paid to us. A monthly technology fee is paid to Henkel. These fees are based on net sales of the joint venture. However, the tolling fee is based on cost of goods manufactured by us for the joint venture. In addition, through November 2000, Henkel will pay a disproportionate share of the marketing expenses incurred by the joint venture.

Included in "Other assets" on Dial's consolidated balance sheets are the following:

(in thousands)                                                    July 1, 2000             December 31, 1999
--------------                                                    ------------             -----------------
Investment in and loans to joint ventures                          $   38,190                 $   10,464
Amount due from joint ventures                                            757                     10,855

Dial incurs the cost to manufacture the Dial/Henkel LLC products and bills the joint venture monthly for the costs incurred. This is labeled as "Amount due from joint venture" and is included in "Other current assets" on our consolidated balance sheet.

NOTE 5.  INVENTORIES

Inventories consisted of the following:

                                          July 1,              December 31,
(in thousands)                             2000                   1999
-------------                              ----                   ----
Raw materials and supplies               $ 57,843               $ 51,127
Work in process                             8,181                  9,712
Finished goods                            119,589                119,905
                                         --------               --------

    Total inventories                    $185,613               $180,744
                                         ========               ========


NOTE 6.  DEBT

Short-term debt consisted of the following:

                                                                                    July 1,               December 31,
(in thousands)                                                                       2000                    1999
--------------                                                                       ----                    ----
Short-term bank borrowings, with interest rates ranging
    between 6.81% and 6.98%                                                         $115,425               $ 43,851
Argentina bank loan with interest at the bank's short-term
    rates that ranged between 9% and 12.5% at July 1, 2000, repricing monthly, subject to call by the bank at the end of each month
                                                                                      15,059                 16,312
Current portion of State of Arizona Economic Development Loan due beginning July of 2000 in equal installments over 10
    years                                                                                100                    100
                                                                                    --------               --------
    Total short-term debt                                                           $130,584               $ 60,263
                                                                                    ========               ========


Long-term debt consisted of the following:

                                                                              July 1,               December 31,
(in thousands)                                                                 2000                     1999
-------------                                                                  ----                     ----
State of Arizona Economic Development Loan due beginning
  July of 2000 in equal installments over 10 years                           $    900               $    900
$200 million 6.5% Senior Notes due 2008, net of issue discount
                                                                              198,255                198,142
Commercial paper supported by the long-term revolving
   Credit Agreement, interest rates from 6.35% to
   7.35% at July 1, 2000                                                      327,213                101,809
                                                                             --------               --------
    Total long-term debt                                                     $526,368               $300,851
                                                                             ========               ========

NOTE 7.  EQUITY

At July 1, 2000, there were 105,621,458 shares of common stock issued and 94,875,357 shares outstanding. At July 1, 2000 and July 3, 1999, a total of 3,785,034 and 3,939,671, respectively, of the issued shares were held by the Employee Equity Trust. At July 1, 2000 and July 3, 1999, a total of 10,746,101 and 2,868,961 shares of common stock, respectively, were held in treasury. The shares held at July 1, 2000 included 218,725 shares valued at $5.2 million purchased as part of a small shareholder selling/repurchasing program and 10,323,499 shares valued at $204.3 million purchased as part of our stock repurchase program.

NOTE 8.  INCOME TAXES

A reconciliation between the statutory federal income tax rate of 35% and our consolidated effective income tax rate for the six months ended July 1, 2000 and July 3, 1999 is as follows:

                                                                       July 1, 2000           July 3, 1999
                                                                       ------------           ------------
Federal statutory rate                                                     35.0%                     35.0%
Goodwill amortization                                                       2.4                       0.7
Foreign Sales Corp. benefit                                                (4.8)                     (0.6)
State income taxes                                                          2.3                       3.4
Impact of lower foreign tax rate                                           (3.9)                     (1.6)
Other, net                                                                  0.4                      (0.6)
                                                                       --------                    -------
Effective income tax rate                                                  31.4%                     36.3%
                                                                       ========                    ======


NOTE 9.  SALE OF FACILITY

During the second quarter, we sold the Dial Technical and Administrative Center ("DTAC") building and accompanying 23 acre parcel in Scottsdale to an unrelated third party, for a purchase price of $15.3 million. We will lease back the DTAC building from the third party pursuant to an operating lease pending construction of a new DTAC building. The third party will construct a new DTAC building on an 11 acre portion of the 23 acre parcel. We have entered into an operating lease for the new DTAC building with an initial term of 15 years. We have accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from the Consolidated Balance Sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. An additional $2.7 million gain, relating to the land portion of the sale that will be leased back, has been deferred and will be amortized to rent expense over the life of the operating lease for the new DTAC building.

NOTE 10.  SEGMENTS OF AN ENTERPRISE

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


                                                      COMMERCIAL
                                    DOMESTIC            MARKETS           TOTAL
(in thousands)                       BRANDED           AND OTHER        DOMESTIC       INTERNATIONAL         TOTAL
--------------                       -------           ---------        --------       -------------         -----
NET SALES:
Quarter ended:
   July 1, 2000                     $343,406           $18,341          $361,747          $46,994          $408,741
   July 3, 1999                      365,143            19,219           384,362           45,950           430,312
Six months ended:
   July 1, 2000                      661,892            34,461           696,353           85,512           781,865
   July 3, 1999                      704,192            35,377           739,569           89,691           829,260

OPERATING INCOME:
Quarter ended:
   July 1, 2000                        6,384             1,761             8,145            1,285             9,430
   July 3, 1999                       46,877             2,654            49,531            4,967            54,498
Six months ended:
   July 1, 2000                       45,043             4,148            49,191            3,422            52,613
   July 3, 1999                       89,613             4,980            94,593            8,900           103,493

ASSETS AT:
   July 1, 2000                    1,238,539             4,146         1,242,685          211,778         1,454,463
   December 31, 1999               1,079,722            10,058         1,089,780          179,906         1,269,686

             ITEM 2. MANAGEMENT DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS

In the second quarter of 2000, we announced that we expect our operating results to be down for the first half of 2000 and the balance of the year. At the same time, we announced a $26 million pretax charge to restructure certain operations of our business. We believe that our lower earnings primarily result from lower than expected sales and gross margin. The factors primarily causing the lower than expected sales and gross margin shortfall are summarized below:

Reduction in retail trade inventory

- The trend of our customers to reduce trade inventory results primarily from consolidation among retailers, as well as our customers' ongoing need to better manage working capital in a rising interest rate environment. This trend was evidenced in the first half of the year when our second largest customer converted from buying direct to buying through two of our existing wholesalers. We believe that the trend toward reducing retail trade inventory levels will continue.

- We experienced a shortfall on the sales of Armour canned meats due to increased Y2K related retail inventory buildup at December 31, 1999. Our sales of Armour canned meats were also adversely impacted as a result of a price increase in January that was not matched by competition.

- We also have encountered inventory rotation issues associated with our restage of the Dial bar soap. In particular, our retail customers have chosen to run their existing Dial bar inventories down before purchasing the new restaged Dial bar product.

Increasing costs to compete

- The consumer products industry continues to be intensely competitive and competitors have increased their promotional spending. This has had a significant impact in Argentina where there has been a continuing price war between two of our competitors in the premium segment of the Argentina detergent market, which has adversely effected our value brand detergent in Argentina.

- We have also experienced this issue domestically in connection with our introduction of a mid-tier laundry detergent product, PUREX ADVANCED, with our joint venture partner Henkel. Competitors have stepped up their defensive activities in the form of trade spending and consumer coupons. Our air freshener, meat and soap categories are also experiencing increased competitive spending.

- As a result of the above, we are budgeting more on an ongoing basis for the promotional cost of doing business in each of our categories. We expect that competition will continue to be intensely competitive and that this will adversely impact our profitability.

Gross margin in the first half and for the year will be impacted by the reduced manufacturing overhead absorption associated with the lower than expected sales volumes and a shift in the mix of sales to lower margin products.

On August 8, 2000, we announced the resignations of Malcolm Jozoff as Chairman, President and Chief Executive Officer, and of Susan J. Riley as Executive Vice President and Chief Financial Officer. Herbert M. Baum was named as Dial's new Chairman, President and Chief Executive Officer and John F. Tierney, Vice President and Controller, was named as acting Chief Financial Officer.

At the same time, we announced that we would not meet the consensus analyst earnings estimate for fiscal year 2000. We currently believe that this earnings shortfall will result from the factors mentioned above, as well as operational and logistics difficulties being experienced in consolidating the distribution function for the Specialty Personal Care business, uncertainty in forecasting sales and gross margins for the Specialty Personal Care business in light of the seasonal nature of this business, and lower than expected sales and gross margins of Dial/Henkel LLC combined with some distribution losses for Purex Advanced.

See additional discussion of matters that may impact our results in Exhibit 99 to this Form 10-Q.

RESTRUCTURING CHARGE

As more fully described in Note 2 to the Consolidated Financial Statements, in the second quarter we announced a $26.0 million restructuring charge ($17.0 million after tax or $.19 per share) designed to improve profitability and operational efficiencies. Specifically, the charge is to:

- Close our Bristol, Pennsylvania, dry detergent plant. As a result, our dry detergent manufacturing is expected to be consolidated into our St. Louis plant by the first quarter of 2001;
- Consolidate each of the manufacturing and distribution functions of the Specialty Personal Care business, which resulted in discontinuation of certain formulations and inventory and other one-time costs; and
- Restructure domestic and international organizations, including our sales organization, as a result of acquisitions and changes in the business environment.

We recorded charges totaling $21.1 million ($13.8 million after tax) during the quarter ended July 1, 2000, and expect to record additional charges totaling $4.9 million ($3.2 million after tax) during the next two quarters as the restructuring is completed. For second quarter 2000, the pre-tax charges consist of the following:

                                                         Cash spent      Amount charged    Ending
(in thousands )                        Total charges    during period    against assets   reserves
---------------                        -------------    -------------    --------------   --------
Employee separations                       $ 2,673        $(1,135)        $    --         $ 1,538
Write-down of fixed assets and
   discontinued product inventories         16,889             --          (8,246)          8,643
Other exit costs                             1,505           (634)            (26)            845
                                           -------        -------         -------         -------
                      Total                $21,067        $(1,769)        $(8,272)        $11,026
                                           -------        -------         -------         -------


Cash requirements for the restructuring will be funded from normal operations. As a result of the restructuring, beginning in 2001 we currently expect to realize annual general and administrative expense reductions of $2.0 million and annual reduced cost of products sold expenses of $3.3 million. Unforeseen changes in operating requirements and other factors referred to above in "Recent Developments" could cause actual general and administrative expense and cost of products sold expense reductions to differ materially from anticipated reductions.

The expected timing and estimated amount of costs and projected savings are based on management's judgment in light of the circumstances and estimates at the time the judgments were made. Accordingly, such estimates may change as future events evolve.

COMPARISON OF THE SECOND QUARTER OF 2000 WITH THE SECOND QUARTER OF 1999

Net sales for the quarter decreased 5.0% to $408.7 million from $430.3 million in the same period in 1999. Net sales for the second quarter of 2000 include $11.4 million of net sales from the acquisitions of the Coast, Plusbelle and Zout businesses. Our Domestic Branded segment decreased 6.0% to $343.4 million from $365.1 million in the same period last year primarily as a result of year over year declines in Dial, Purex, Armour and Specialty Personal Care, offset in part by a 3.9% increase in Renuzit sales over the same period in 1999. Net sales of our International segment increased 2.2% to $47.0 million from $46.0 million primarily as a result of the inclusion of the results of the Plusbelle acquisition in Argentina. Our Commercial Markets and Other segment decreased 4.7% to $18.3 million from $19.2 million primarily as a result of the discontinuation of our merchant surfactant business in the fourth quarter of 1999. The factors primarily attributing to the declines in our segments are discussed above in "Recent Developments."

Gross margin for the quarter decreased 200 basis points to 48.9% from 50.9% in the same period in 1999, excluding the effect of the restructuring charge. The restructuring charge decreased the gross margin by an additional 420 basis points to 44.7%. Gross margin was negatively impacted by lower overhead absorption associated with lower sales and a shift in product mix to lower margin products, primarily resulting from a shortfall in Dial bar soap sales in connection with the restage as discussed in "Recent Developments."

Selling, general and administrative expenses, excluding $3.8 million of expenses attributable to the restructuring, are up 2.9% to $169.3 million from $164.6 million in the same period in 1999. This increase is the result of continued marketing and promotional spending in the second quarter of 2000 compared to lower than expected sales volumes.

Interest and other expenses increased 48.6% to $12.3 million from $8.3 million in the same period in 1999. The increase was primarily due to the elimination of our sale of receivables program, increased debt to fund our stock buy back program and increased borrowings to fund acquisitions of the Coast, Plusbelle and Zout businesses and our investment in Dial/Henkel Mexico, S.A. de C.V.

Our share of the loss in the joint ventures between us and Henkel KGaA was $3.6 million in the second quarter. The Dial/Henkel LLC joint venture had high marketing expenses for the second quarter due to promotional spending for Purex Advanced and the restage of Custom Cleaner.

Our pre-tax gain on sale of facility of $6.7 million resulted from the sale of land in a transaction where we sold our DTAC building and accompanying 23 acre parcel in Scottsdale to an unrelated third party. An additional $2.7 million gain has been deferred and will be amortized to rent expense over the term of the lease for a new building that will be constructed on a portion of the 23 acre parcel.

We had an income tax benefit of $983,000 for the quarter resulting primarily from lower effective tax rates on income from export sales and the utilization of capital loss carryforwards.

Net income, excluding the restructuring charge and a one-time gain on the DTAC sale, was $9.5 million or $0.10 per diluted share, versus $29.4 million, or $0.29 per diluted share in the second quarter of 1999. Net income, including $21.1 million of a total expected $26 million pre-tax restructuring charge and a $6.7 million pre-tax one-time gain on the DTAC sale, was $1.1 million, or $0.01 per share (diluted). This decrease in net income is primarily attributable to the factors explained above.

COMPARISON OF THE FIRST SIX MONTHS OF 2000 WITH THE FIRST SIX MONTHS OF 1999

Net sales for the first six months of 2000 decreased 5.7% to $781.9 million from $829.3 million in the same period in 1999. Net sales for the first six months of 2000 include $11.4 million of net sales from the acquisitions of the Coast, Plusbelle and Zout businesses. Our Domestic Branded segment decreased 6.0% to $661.9 million from $704.2 million in the same period last year primarily as a result of year over year declines in Dial, Purex, Armour and Specialty Personal Care, offset in part by a 2.7% increase of Renuzit sales the same period in the prior year. Net sales of our International segment decreased 4.7% to $85.5 million from $89.7 million primarily as a result of the price war in Argentina, offset in part by the inclusion of the results of the Plusbelle acquisition in Argentina. Our Commercial Markets and Other segment decreased 2.5% to $34.5 million from $35.4 million primarily as a result of the discontinuation of our merchant surfactant business in the fourth quarter of 1999. The factors primarily attributing to the declines in our segments are discussed above in "Recent Developments."

Gross margin for the first six months of 2000 decreased 90 basis points to 49.2% from 50.1% in the same period in 1999, excluding the effect of the restructuring charge. The restructuring charge decreased the gross margin by an additional 220 basis points to 47.0%. Gross margin was negatively impacted by lower overhead absorption associated with lower sales, a shift in product mix to lower margin products primarily resulting from a shortfall in Dial bar soap sales in connection with the restage as described above, and increased costs of petroleum that effects, among other things, transportation and distribution expenses.

Selling, general and administrative expenses for the first six months of 2000 were relatively flat compared to the same period in 1999. Selling, general and administrative expenses increased as a percentage of sales to 39.7% for the first six months of 2000 compared to 37.6% for same time period in the prior year. This increase resulted primarily from continued marketing and promotional spending in the first half of 2000 compared to lower than expected sales.

Interest and other expense for the first six months of 2000 increased 31.9% to $22.0 million from $16.6 million in the same period in 1999. The increase was primarily due to the elimination of our sale of receivables program, increased debt to fund our stock buy back program and the acquisitions of the Coast, Plusbelle and Zout businesses and our investment in Dial/Henkel Mexico, S.A. de C.V.

Our share of the loss in the joint ventures between us and Henkel KGaA was $4.3 million in the second quarter. The Dial/Henkel LLC joint venture had high marketing expenses for the first half due to promotional spending for Purex Advanced and the restage of Custom Cleaner.

Our pre-tax gain on sale of facility of $6.7 million resulted from the sale of land in a transaction where we sold our DTAC building and accompanying 23 acre parcel in Scottsdale to an unrelated third party. An additional $2.7 million gain has been deferred and will be amortized to rent expense over the term of the lease for a new building that will be constructed on a portion of the 23 acre parcel.

Our consolidated effective income tax rate for the first six months of 2000 was 31.4%, down from 36.3% for the first six months of 1999. The lower tax rate was primarily due to lower effective tax rates on income from export sales, lower state taxes, and the utilization of capital loss carryforwards.

Net income for the first six months of 2000, excluding the restructuring charge and a one-time gain on the DTAC sale, was $31.0 million, or $0.33 per diluted share, versus $55.3 million, or $0.55 per diluted share in the same period of 1999. Net income, including $21.1 million of a total expected $26.0 million pre-tax restructuring charge and a $6.7 million pre-tax one-time gain on the DTAC sale, was $22.6 million, or $0.24 per share (diluted). This decrease in net income is primarily attributable to the factors explained above.

LIQUIDITY AND CAPITAL RESOURCES

Total debt increased $295.9 million to $657.0 million from $361.1 million at December 31, 1999. The increase is primarily attributable to the elimination of the sale of receivables program, the funding of our previously announced share repurchase program, acquisitions of the Coast, Plusbelle and Zout businesses and our investment in Dial/Henkel Mexico, S.A. de C.V. As of July 1, 2000 we have used $54.4 million of the $75.0 million 2000 stock repurchase program to repurchase shares. We do not plan to spend the remaining $20.6 million of the stock repurchase program during 2000.

During the first half of 2000, we generated $35.0 million of cash from operations compared to generating $25.9 million for the same period in 1999. The increase in cash provided from operations is primarily attributable to reduced working capital levels, offset in part by a decline in net income.

Capital expenditures for the first six months of 2000 were $18.9 million. Capital spending in 2000 is expected to approximate $56.0 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. However, such plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

During the second quarter, we sold the DTAC building and accompanying 23 acre parcel in Scottsdale to an unrelated third party, for a purchase price of $15.3 million. We will lease back the DTAC building from the third party pursuant to an operating lease pending construction of a new DTAC building. The third party will construct a new DTAC building on an 11 acre portion of the 23 acre parcel. We have entered into an operating lease for the new DTAC building with an initial term of 15 years. We have accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from the Consolidated Balance Sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. An additional $2.7 million gain, relating to the land portion of the sale that will be leased back, has been deferred and will be amortized to rent expense over the life of the operating lease for the new DTAC building.

We recently entered into a new $450 million credit facility that replaces the existing $350 million facility. Our credit facility primarily serves as a backstop facility for our commercial paper program. Borrowings under our credit facility, if made, are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until July 2001 for up to $180 million. The interest rate applicable to borrowings under our credit facility is, at our option, indexed to the bank prime rate or the London Interbank Offering Rate ("LIBOR"), plus appropriate spreads over such indices during the term of the credit facility. Our credit facility also requires us to pay commitment fees to the banks making commitments under the credit facility. These spreads and fees are subject to adjustment if our debt ratings change.

As part of our business strategy, we routinely review and evaluate the acquisition of domestic and international companies that market consumer and other products. We may seek additional debt and/or equity financing as necessary to fund any potential acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This staff accounting bulletin was amended in March and June of 2000 to delay the implementation of SAB 101 until the fourth quarter of 2000.

In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued Issue No. 00-14, Accounting for Certain Sales Incentives. The Issue addresses the recognition, measurement, and income statement classification for certain sales incentives. The consensus on EITF 00-14 will be effective in the fourth quarter of 2000. In addition, the EITF has added a new item to its agenda to discuss the income statement classification of "trade spending" costs.

We are in the process of analyzing the requirements of these pronouncements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 1, 2000. The stockholders elected the following persons to serve three-year terms as Directors of the Corporation: Joy A. Amundson, Thomas L. Gossage and Michael T. Riordan. The votes for and against (withheld) each nominee were as follows:

                  NOMINEE                                  VOTES FOR                             VOTES WITHHELD
                  -------                                  ---------                             --------------
              Joy A. Amundson                             78,242,641                                1,882,109
             Thomas L. Gossage                            78,143,922                                1,980,828
            Michael T. Riordan                            78,231,232                                1,893,518

Herbert M. Baum, Joe T. Ford, Donald E. Guinn, Malcolm Jozoff, Barbara S. Thomas and Salvador M. Villar also continued as Directors following the meeting.

The stockholders also approved The Dial Corporation Employee Stock Purchase Plan. The votes for and against the Employee Stock Purchase Plan were as follows:

                 VOTES FOR                               VOTES AGAINST                             ABSTENTIONS
                 ---------                               -------------                             -----------
                78,059,311                                 1,724,470                                 340,969


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         27.      Financial Data Schedule.

         99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

(B)      Reports on Form 8-K

         We filed a Current Report on Form 8-K, dated June 28, 2000, reporting that Dial issued a press release relating to its financial earnings outlook for the second quarter and the remainder of 2000.

         We filed a Current Report on Form 8-K, dated July 20, 2000, reporting that Dial issued a press release relating to its financial results for the second quarter of 2000.

         We filed a Current Report on Form 8-K, dated August 8, 2000, reporting that Dial issued a press release relating to the resignation of the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer. The press release also announced the appointment of a new Chairman, President and Chief Executive Officer and an acting Chief Financial Officer and announced that Dial would not meet the current consensus analyst earnings estimate for the fiscal year ending December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

August 11, 2000


/s/  John F. Tierney
--------------------------------------------
     Vice President and Controller and
       acting Chief Financial Officer
     (Chief Accounting Officer and Authorized Officer)

                                 EXHIBIT INDEX

      Exhibits

         27.      Financial Data Schedule.

         99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.