Form 10-Q
period 2000-09-30
DIAL CORP /NEW/
filed 2000-11-14
CIK 1016179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

Commission file number 1-11793

THE DIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	51-0374887 (I.R.S. Employer Identification No.)

15501 NORTH DIAL BOULEVARD SCOTTSDALE, ARIZONA (Address of Principal Executive Offices)	85260-1619 (Zip Code)

(480) 754-3425

Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes     [   ]  No

      The number of shares of Common Stock, $.01 par value, outstanding as the close of business on October 28, 2000 was 94,925,660.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE DIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Unaudited)

	(in thousands, except share data)

ASSETS

Current Assets:

Cash and cash equivalents	$6,537	$6,126

Receivables, less allowance of $5,350 and $7,994	149,045	107,413

Inventories	179,962	180,744

Deferred income taxes	16,209	17,852

Other current assets	18,401	20,369

Total current assets	370,154	332,504

Property and equipment, net	297,174	306,585

Deferred income taxes	55,218	65,200

Intangibles, net	617,908	524,745

Other assets	68,075	40,652

	$1,408,529	$1,269,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$127,468	$128,320

Short-term borrowings	167,270	60,263

Income taxes payable	—	29,931

Other current liabilities	111,268	99,600

Total current liabilities	406,006	318,114

Long-term debt	469,187	300,851

Pension and other benefits	220,447	232,586

Other liabilities	6,943	6,864

Total liabilities	1,102,583	858,415

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares authorized; 105,679,849 and 105,480,645 shares issued	1,057	1,055

Additional capital	400,703	448,977

Retained income	164,724	190,370

Accumulated other comprehensive income	(3,488)	(2,851)

Unearned employee benefits	(43,124)	(95,802)

Treasury stock, 10,754,129 and 4,887,176 shares held	(213,926)	(130,478)

Total stockholders’ equity	305,946	411,271

	$1,408,529	$1,269,686

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Quarter Ended

	September 30,	October 2,
	2000	1999

	(Unaudited)

	(in thousands, except per
	share data)

Net sales	$411,149	$437,055

Costs and expenses:

Cost of products sold	214,787	220,094

Asset writedowns and discontinued product inventories as a result of restructuring and special charges	31,266	—

	246,053	220,094

Selling, general and administrative expenses	173,621	161,346

Special charges and other asset writedowns	8,496	—

	182,117	161,346

Total costs and expenses	428,170	381,440

Operating income (loss)	(17,021)	55,615

Interest and other expenses	(13,875)	(8,004)

Net loss of joint ventures (including special charge of $11,495 recorded in September, 2000)	(13,635)	(390)

Other income — gain on special item	4,583	—

Income (loss) before income taxes	(39,948)	47,221

Income taxes (benefit)	(13,782)	16,472

NET INCOME (LOSS)	$(26,166)	$30,749

NET INCOME (LOSS) PER SHARE — BASIC	$(0.29)	$0.31

NET INCOME (LOSS) PER SHARE — DILUTED	$(0.29)	$0.31

Weighted average basic shares outstanding	91,150	98,347

Weighted average equivalent shares	—	1,783

Weighted average diluted shares outstanding	91,150	100,130

NET INCOME (LOSS)	$(26,166)	$30,749

Other comprehensive income (loss) net of tax:

Foreign currency translation adjustment	30	(14)

COMPREHENSIVE INCOME (LOSS)	$(26,136)	$30,735

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	Nine Months Ended

	September 30,	October 2,
	2000	1999

	(Unaudited)

	(in thousands, except
	per share data)

Net sales	$1,193,014	$1,266,315

Costs and expenses:

Cost of products sold	612,201	633,728

Asset writedowns and discontinued product inventories as a result of restructuring and special charges	48,498	—

	660,699	633,728

Selling, general and administrative expenses	484,392	473,479

Restructuring and special charges and other asset writedowns	12,331	—

	496,723	473,479

Total costs and expenses	1,157,422	1,107,207

Operating income	35,592	159,108

Interest and other expenses	(35,837)	(24,651)

Net loss of joint ventures (including special charge of $11,495 recorded in September, 2000)	(17,980)	(390)

Other income — gain on special items	11,245	—

Income (loss) before income taxes	(6,980)	134,067

Income taxes (benefit)	(3,441)	47,999

NET INCOME (LOSS)	$(3,539)	$86,068

NET INCOME (LOSS) PER SHARE — BASIC	$(0.04)	$0.87

NET INCOME (LOSS) PER SHARE — DILUTED	$(0.04)	$0.86

Weighted average basic shares outstanding	92,536	98,570

Weighted average equivalent shares	—	2,074

Weighted average diluted shares outstanding	92,536	100,644

NET INCOME (LOSS)	$(3,539)	$86,068

Other comprehensive income (loss) net of tax:

Foreign currency translation adjustment	(392)	371

Minimum pension liability	(244)	129

Other comprehensive income (loss)	(636)	500

COMPREHENSIVE INCOME (LOSS)	$(4,175)	$86,568

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

	Nine Months Ended

	September 30,	October 2,
	2000	1999

	(Unaudited)

	(in thousands)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$(3,539)	$86,068

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	29,271	22,855

Amortization	9,858	9,060

Deferred income taxes	10,862	2,906

Restructuring and special charges and asset writedowns	72,324	—

Gain on special items	(11,245)	—

Change in operating assets and liabilities:

Receivables	33,154	(50,242)

Inventories	(32,168)	(20,334)

Trade accounts payable	(2,916)	(2,902)

Income taxes payable	(43,847)	18,472

Other assets and liabilities, net	(3,736)	(3,624)

Net cash provided by operating activities	58,018	62,259

CASH FLOWS USED BY INVESTING ACTIVITIES:

Capital expenditures	(29,262)	(34,508)

Investment in and loans to joint ventures	(27,210)	—

Acquisition of businesses, net of cash acquired	(114,423)	(1,954)

Proceeds from sale of facility	15,339	—

Net cash used by investing activities	(155,556)	(36,462)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

Net change in long-term borrowings	168,236	(40,977)

Common stock purchased for treasury	(83,254)	(53,821)

Net change in short-term bank loans	107,107	46,500

Dividends paid on common stock	(22,113)	(23,636)

Cash proceeds from stock options	1,150	16,677

Net change in receivables sold	(73,177)	24,975

Net cash provided (used) by financing activities	97,949	(30,282)

Net increase (decrease) in cash and cash equivalents	411	(4,485)

Cash and cash equivalents, beginning of year	6,126	12,405

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,537	$7,920

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

      Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the quarters and nine months ended September 30, 2000 and October 2, 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

      Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but are not limited to, projections of sales or net income; issues that may affect sales or net income; projected savings from restructuring or special charges or other items, such as curtailment of our retiree medical benefits; projections of capital expenditures; plans for our future, including the discussion concerning “SFX01”; plans for new products; and our financing needs.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 which is attached as an exhibit and incorporated by reference into this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Note 2.  Restructuring and Special Charges

  Third Quarter 2000 Special Charges

      On October 18, 2000, we announced a special charge associated with certain businesses that will result in a pretax charge to earnings in the range of approximately $60 to $70 million to be taken in the third and fourth quarters of 2000 and the first quarter of 2001. The charge relates to the Specialty Personal Care business, the Dial/ Henkel LLC joint venture, and severance costs for prior management.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We recorded $48.7 million ($31.9 million after tax or $0.35 per share) of this special charge during the third quarter of 2000. The remaining charges currently are anticipated to be recorded in the fourth quarter of 2000 and first quarter of 2001. The pre-tax charges during the third quarter consist of the following:

				Ending
		Cash spent	Amount charged	reserves at
	Total charges	during period	against assets	9/30/00

	(in thousands)

Employee separations	$2,960	$(200)	$—	$2,760

Discontinued product inventories	34,283	—	—	34,283

Joint venture — discontinuation of Purex Advanced	11,495	—	(5,416)	6,079

Total	$48,738	$(200)	$(5,416)	$43,122

      For income statement purposes, $29.0 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges, $8.2 million is included in Selling, general and administrative expenses, and $11.5 million is included in Net loss of joint venture. For segment reporting, $34.4 million of the charge is included in Specialty Personal Care, $2.3 million is included in Domestic Branded, $0.4 million is included in International and $0.1 million is included in Commercial Markets & Other.

      The employee separation charges in the third quarter of 2000 relate primarily to severance packages for prior executive officers who left Dial in the third quarter. The charges were recorded based on contractual agreements and were in accordance with Dial policies. These costs have been allocated to our various business segments based upon net sales of the respective segments.

      The discontinued product inventories relate to exiting the Nature’s Accents and ISC private label soap businesses and rationalizing the SKU’s within our Sarah Michaels and Freeman businesses. The charge to Costs of products sold consists of recording finished goods and raw material inventories at net realizable value. We expect to sell or dispose of this inventory during the fourth quarter of 2000 and first quarter of 2001. In addition, reserves were established to fund promotional activity to our customers for discontinued SKU’s currently in our customers’ inventories and for expected returns and deductions by our customers. This charge was calculated based on the difference between the original suggested retail price and the suggested discontinuation price multiplied by the estimated related inventories held by our customers. These costs are recorded in Selling, general and administrative expenses. These reserves are expected to be utilized by the first quarter of 2001.

      See the discussion in note 4 regarding the charge recorded related to the Dial/ Henkel LLC joint venture.

      Cash requirements for the special charge currently are expected to be funded from normal operations. As a result of the special charges, we currently expect to realize projected annual pre-tax operating benefits of approximately $10.0 million beginning in 2001. These benefits consist of savings from the Dial/ Henkel LLC joint venture of approximately $6.0 million and reductions in Selling, general and administrative expenses and Cost of products sold totaling approximately $4.0 million.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause actual operating benefits to differ materially from anticipated results. See “Management Discussion and Analysis of Results of Operations and Financial Condition — Third Quarter 2000 Special Charges” for further discussion of this special charge.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Second Quarter 2000 Restructuring

      On June 28, 2000, we announced a $26.0 million restructuring charge ($17.0 million after tax or $.19 per share) designed to improve profitability and operational efficiencies. Specifically, the charge is to:

•	Close our Bristol, Pennsylvania, dry detergent plant. As a result, our dry detergent manufacturing is expected to be consolidated into our St. Louis plant by the first quarter of 2001;

•	Consolidate each of the manufacturing and distribution functions of the Specialty Personal Care business, which resulted in discontinuation of certain formulations and inventory, and other one-time costs; and

•	Restructure domestic and international organizations, including our sales organization, as a result of acquisitions and changes in the business environment.

      We recorded charges totaling $21.1 million ($13.8 million after tax) during the quarter ended July 1, 2000, and recorded additional charges totaling $2.5 million ($1.6 million after tax) in the quarter ended September 30, 2000. Additional charges of $2.4 million ($1.6 million after tax) are anticipated in the fourth quarter of 2000 and the first quarter of 2001 as the restructuring is completed. A summary of the reserves relating to this restructuring charge is set forth below.

	Beginning			Amount	Ending
	reserves	Total new	Cash spent	charged	reserves at
	at 7/1/00	charges	during period	against assets	9/30/00

	(in thousands)

Employee separations	$1,538	$2,065	$(1,348)	$—	$2,255

Asset writedowns and discontinued product inventories	8,643	454	—	(4,934)	4,163

Other exit costs	845	—	(12)	15	848

Total	$11,026	$2,519	$(1,360)	$(4,919)	$7,266

      For income statement purposes, $19.5 million of the restructuring charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges and $4.1 million is included in Selling, general and administrative expenses. For segment reporting, $11.0 million of the charge is included in Domestic Branded, $10.7 million is included in Specialty Personal Care and $1.9 million is included in International.

      The employee separation charges in the third quarter of 2000 relate to severance packages for 89 manufacturing employees in the United States and 5 sales employees located in Argentina. The employee separation charges in the second quarter of 2000 relate to severance packages for 164 people, primarily selling and administrative employees in the United States, Mexico and Argentina. The predominantly involuntary packages are based on salary levels and past service and were recorded upon acceptance of the package.

      We recorded accelerated depreciation on the Bristol, Pennsylvania plant in the third quarter for assets that will be taken out of service prior to the end of their normal service life. We changed the estimated useful lives of such assets, resulting in accelerated depreciation. We will continue to record accelerated depreciation for these assets through the end of the fourth quarter. We will record additional exit costs relating to the closure of our Bristol facility once estimates are refined.

      As a result of our consolidation of each of the manufacturing and distribution functions and the discontinuance of certain formulations and SKUs in our Specialty Personal Care business, certain inventories, primarily raw materials, became unusable. Accordingly, a charge was recorded in the second quarter to Cost of products sold for the difference between cost and net realizable value. A reserve was established for inventories

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not disposed of by July 1, 2000. We have disposed of a portion of this inventory and expect to dispose of the remainder in the fourth quarter of 2000 and first quarter of 2001.

      Cash requirements for the restructuring currently are expected to be funded from normal operations. As a result of the restructuring charge, we currently expect to realize projected annual pre-tax operating benefits of approximately $5.3 million beginning in 2001. These benefits consist of reductions in Cost of products sold of approximately $3.3 million and in Selling, general and administrative expenses of approximately $2.0 million.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause actual operating benefits to differ materially from anticipated results. See “Management Discussion and Analysis of Results of Operations and Financial Condition — Second Quarter 2000 Restructuring” for further discussion of this restructuring charge.

Note 3.  Acquisitions

      During the third quarter of 2000, Dial received a $4.8 million purchase price reduction related to the Sarah Michaels acquisition in 1998. These funds were paid out of an escrow account and were recorded as a reduction of goodwill.

      During the second quarter of 2000, Dial acquired three businesses for $118.6 million in cash. The acquisitions included the Coast bar soap business in the United States, the Plusbelle hair care business in Argentina and the Zout stain remover business in the United States. A portion of the purchase price for Zout is contingent upon the achievement of a specified level of gross sales of the Zout business in each of the three years following the acquisition date.

      The Coast, Plusbelle and Zout acquisitions were accounted for using the purchase method of accounting. A portion of the purchase prices have been allocated to assets acquired of $12.8 million and liabilities assumed of $1.3 million based on estimated fair values at the date of acquisition while the balance of $107.1 million was recorded as goodwill and will be amortized over 40 years on a straight line basis. We continue to gather and analyze certain information required to complete the allocation of the purchase price of these acquisitions. Further adjustments to the allocation of the purchase price may arise as a result of the finalization of the ongoing study.

      The results of operations of the acquired businesses were included in Dial’s consolidated results of operations from their respective acquisition dates. The total combined net sales of these acquisitions, since their respective acquisition dates through the end of the third quarter was $38.3 million. Of this amount, $26.9 million was recorded in the third quarter.

Note 4.  Dial/Henkel Joint Ventures

      In March 2000, we formed a joint venture with Henkel KGaA of Düsseldorf, Germany (“Henkel”) named Dial/ Henkel Mexico, S.A. de C.V. We own 49% of this joint venture and Henkel owns 51%. This joint venture was formed primarily to develop and market consumer detergent and household cleaning products in Mexico. In May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado S.A. de C.V. (“FJMS”). Our portion of the investment in the joint venture, which in turn was invested in FJMS by the joint venture, was $18.4 million. Our portion of the net loss of the joint venture has been included in Dial’s consolidated results since the joint venture formation date.

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel. Dial and Henkel each own 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products in North America, including Purex Advanced. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business.

      During the third quarter of 2000, the Dial/ Henkel LLC joint venture decided to discontinue operations of Purex Advanced. As a result, Purex Advanced will be reflected as a discontinued operation within the joint venture financial statements with all current year operating losses prior to the measurement date, which was September 29, 2000, reflected as Loss from operations of discontinued Purex Advanced and additional disposal costs recorded as Loss on disposal of Purex Advanced. Dial’s portion of the Loss on disposal of Purex Advanced recorded as of September 30, 2000 was $6.1 million. This charge consisted of recording inventory at net realizable value and recording reserves for expected returns and deductions by joint venture customers. In addition, Dial recorded a charge of $5.4 million to write down the fixed assets used in the manufacture of Purex Advanced to net realizable value and record estimated disposal costs. As a result of the above, Dial recorded a total special charge, included in Net loss of joint ventures, relating to the Dial/ Henkel LLC joint venture of $11.5 million for the period ended September 30, 2000.

      We anticipate recording additional charges in the fourth quarter of 2000 and the first quarter of 2001 depending on the outcome of our discussions with Henkel KGaA regarding the future of the Dial/ Henkel joint ventures.

      We account for our joint venture investments under the equity method of accounting. The joint ventures’ results of operations and our portion of the net losses of the joint ventures are as follows:

		Nine Months
	Quarter Ended	Ended
	September 30, 2000	September 30, 2000

	(in thousands)

Joint Ventures

Net sales on continuing operations	$14,324	$29,027

Loss from continuing operations, before taxes	(634)	(11,015)

Net loss from continuing operations	(752)	(7,430)
Discontinued operations

Loss from operations of discontinued Purex Advanced	(9,325)	(27,720)

Loss on disposal of Purex Advanced	(11,359)	(11,359)

Net loss of Joint Ventures	(21,436)	(46,509)

Dial

Net loss from continuing operations	(370)	(3,707)
Discontinued operations

Loss from operations of discontinued Purex Advanced	(1,770)	(2,778)

Loss on disposal of Purex Advanced	(6,079)	(6,079)

Write-down of fixed assets	(5,416)	(5,416)

Net loss of joint ventures (including special charge of $11,495 recorded in September, 2000)	$(13,635)	$(17,980)

      The Dial/ Henkel LLC agreements provide for a monthly marketing, sales and administrative fee, a trademark fee, and a tolling fee to be paid to us. A monthly technology fee is paid to Henkel. These fees are based on net sales of the joint venture. However, the tolling fee is based on cost of goods manufactured by us for the joint venture. In addition, through November 2000, Henkel is obligated to pay a disproportionate share of the marketing expenses for Purex Advanced.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included on Dial’s consolidated balance sheets are the following:

	September 30,	December 31,
	2000	1999

	(in thousands)

Investment in and loans to joint ventures	$36,677	$10,464

Amount due (to)/from joint ventures	(819)	10,855

      Dial incurs the cost to manufacture the Dial/ Henkel LLC products and bills the joint venture monthly for the costs incurred. This is labeled as Amount due from joint venture and is included in Other current assets on Dial’s consolidated balance sheet.

Note 5.  Inventories

      Inventories consisted of the following:

	September 30,	December 31,
	2000	1999

	(in thousands)

Raw materials and supplies	$56,950	$51,127

Work in process	8,303	9,712

Finished goods	114,709	119,905

Total inventories	$179,962	$180,744

Note 6.  Debt

      Short-term debt consisted of the following:

	September 30,	December 31,
	2000	1999

	(in thousands)

Short-term bank borrowings	$—	$43,851

Argentina bank loan with interest at the bank’s short-term rates that ranged between 8.75% and 10.75% at September 30, 2000, repricing monthly, subject to call by the bank at the end of each month	14,776	16,312

Current portion of State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	100	100

Commercial paper supported by the short-term revolving Credit Agreement, interest rates from 6.72% to 7.07% at September 30, 2000	152,394	—

Total short-term debt	$167,270	$60,263

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt consisted of the following:

	September 30,	December 31,
	2000	1999

	(in thousands)

State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	$879	$900

$200 million 6.5% Senior Notes due 2008, net of issue discount	198,308	198,142

Commercial paper supported by the long-term revolving Credit Agreement, interest rates from 6.72% to 7.07% at September 30, 2000	270,000	101,809

Total long-term debt	$469,187	$300,851

      At September 30, 2000, we were in compliance with the covenants under our credit facility. In light of the anticipated operating results Dial will have for fiscal year 2000, it is possible that at December 31, 2000, we could be out of compliance with the covenant requiring a ratio of 3 to 1 for EBITDA to funded debt. We have discussed this issue with our lenders and are attempting to amend this covenant to ensure compliance through 2001. No assurances can be given that we will be in compliance with this covenant at December 31, 2000 or that our lenders will agree to amend this covenant to ensure compliance. Any noncompliance with this covenant or any other covenants under our credit facility could have a material adverse effect on our liquidity and financial condition.

Note 7.  Equity

      At September 30, 2000, there were 105,679,849 shares of common stock issued and 94,925,720 shares outstanding. At September 30, 2000 and October 2, 1999, a total of 3,684,209 and 3,939,671, respectively, of the issued shares were held by the Employee Equity Trust. At September 30, 2000 and October 2, 1999, a total of 10,754,129 and 2,968,512 shares of common stock, respectively, were held in treasury. We have decided not to purchase any additional shares under our stock repurchase program.

Note 8.  Income Taxes

      A reconciliation between the statutory federal income tax rate of 35% and our consolidated effective income tax rate for the nine months ended September 30, 2000 and October 2, 1999 is as follows:

	September 30, 2000	October 2, 1999

Federal statutory rate	35.0%	35.0%

Goodwill amortization	(18.3)	0.8

Foreign Sales Corp. benefit	28.3	(0.5)

State income taxes	16.2	3.3

Impact of lower foreign tax rate	13.8	(1.9)

Other, net	(25.7)	(0.9)

Effective income tax rate	49.3%	35.8%

Note 9.  Gain on Special Items

      During the second quarter, we sold the Dial Technical and Administrative Center (“DTAC”) building and accompanying 23 acre parcel in Scottsdale to an unrelated third party, for a purchase price of $15.3 million. We entered into an operating lease with this third party for the DTAC building pending construction of a new DTAC building. We have entered into an operating lease with an initial term of 15 years for a new DTAC building that may be constructed on an 11-acre portion of the 23-acre parcel. We have

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from the Consolidated Balance Sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. An additional $2.7 million gain, relating to the DTAC building and land portion of the sale that may be leased back, has been deferred and may be amortized to rent expense over the life of the operating lease for the new DTAC building if the new DTAC building is constructed.

      We have entered into discussions with this third party concerning a postponement or termination of the construction of a new DTAC building. We currently expect that we may need to record a special charge in the range of $3 to $5 million in the fourth quarter depending upon the outcome of our discussions with this third party.

      In addition, we recorded a $4.6 million curtailment gain resulting from changes to certain retiree medical plan benefits. The anticipated annual savings of $1.0 million resulting from our curtailment of these benefits are expected to be invested in enhancements to other Dial employee benefit plans.

Note 10.  Segments of an Enterprise

      For organizational, marketing and financial reporting purposes, we have organized into four business segments: (i) Domestic Branded, (ii) Specialty Personal Care, (iii) International, and (iv) Commercial Markets and Other. The segments were identified based on the types of products sold, the customer base and method of distribution.

      During the third quarter of 2000, we began reflecting our Specialty Personal Care business as a separate reportable segment. Prior to the third quarter of 2000, this business was included with our Domestic Branded segment. This change occurred as a result of recurring differences in economic characteristics between Dial’s Specialty Personal Care and Domestic Branded businesses. Our previous segment disclosures have been restated to reflect this presentation.

      Information as to our operations in different business segments is set forth below. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies included in Note 2 to the financial statements included in The Dial Corporation 1999 Annual Report to Stockholders.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Specialty	Commercial
	Domestic	Personal	Markets &
	Branded	Care	Other	International	Total

	(in thousands)

Net Sales:

Quarter ended:

September 30, 2000	$318,962	$24,704	$15,458	$52,025	$411,149

October 2, 1999	340,444	37,829	16,704	42,078	437,055

Nine months ended:

September 30, 2000	934,075	71,483	49,917	137,539	1,193,014

October 2, 1999	993,826	88,639	52,081	131,769	1,266,315

Operating Income (Loss):

Quarter ended:

September 30, 2000	18,017	(40,095)	1,875	3,182	(17,021)

October 2, 1999	46,092	1,684	3,583	4,256	55,615

Nine months ended:

September 30, 2000	80,778	(57,813)	6,023	6,604	35,592

October 2, 1999	137,474	(85)	8,563	13,156	159,108

Assets at:

September 30, 2000	945,816	248,690	4,080	209,943	1,408,529

December 31, 1999	794,210	285,512	10,058	179,906	1,269,686

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.     Management Discussion and Analysis of Results of Operations and Financial Condition

      Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but are not limited to, projections of sales or net income; issues that may affect sales or net income; projected savings from restructuring or special charges or other items, such as curtailment of our retiree medical benefits; projections of capital expenditures; plans for our future, including the discussion concerning “SFX01”; plans for new products; and our financing needs.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99 which is attached as an exhibit and incorporated by reference into this Quarterly Report on Form 10-Q. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Announcement of SFX01

      As previously disclosed in the third quarter of 2000, management has outlined an initiative labeled “SFX01”. This three step initiative can be summarized as follows:

      S  We intend to Stabilize our strong businesses.

      F  We intend to Fix marginal businesses or jettison them.

X	Once stabilized and fixed, we intend to eXplore our options as a company, which include:

•	Continuing as an independent company.

•	Merging with one or more companies to form a larger company to more effectively compete in the consumer products industry.

•	Selling our company, either in whole or in part.

      01  We expect to complete this initiative during 2001.

      We currently are exploring, and will continue to explore, strategic alternatives available to Dial. Decisions made in the course of SFX01 could result in Dial recording additional special or restructuring charges or additional asset writedowns.

Restructuring & Special Charges

  Third Quarter 2000 Special Charges

      On October 18, 2000, we announced a special charge associated with certain businesses that will result in a pre-tax charge to earnings in the range of approximately $60 to $70 million to be taken in the third and fourth quarters of 2000 and the first quarter of 2001. The charge relates to the Specialty Personal Care business, the Dial/ Henkel LLC joint venture, and severance costs for prior management.

      We recorded $48.7 million ($31.9 million after tax or $0.35 per share) of this special charge during the third quarter of 2000. The remaining charges currently are anticipated to be recorded in the fourth quarter of 2000 and first quarter of 2001. The pre-tax charges during the third quarter consist of the following:

				Ending
	Total	Cash spent	Amount charged	reserves at
	charges	during period	against assets	9/30/00

	(in thousands)

Employee separations	$2,960	$(200)	$—	$2,760

Discontinued product inventories	34,283	—	—	34,283

Joint venture — discontinuation of Purex Advanced	11,495	—	(5,416)	6,079

Total	$48,738	$(200)	$(5,416)	$43,122

      See the additional discussion of these charges in Notes 2 and 4 to the Consolidated Financial Statements.

      For income statement purposes, $29.0 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges, $8.2 million is included in Selling, general and administrative expenses, and $11.5 million is included in Net loss of joint venture. For segment reporting, $34.4 million of the charge is included in Specialty Personal Care, $2.3 million is included in Domestic Branded, $0.4 million is included in International and $0.1 million is included in Commercial Markets & Other.

      Cash requirements for the special charges currently are expected to be funded from normal operations. As a result of the special charges, we currently expect to realize projected annual pre-tax operating benefits of approximately $10.0 million beginning in 2001. These benefits consist of savings from the Dial/ Henkel LLC joint venture of approximately $6.0 million and reductions in Selling, general and administrative expenses and Cost of products sold totaling approximately $4.0 million.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of the circumstances and estimates at the time the judgments were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause actual operating benefits to differ materially from anticipated results.

  Second Quarter 2000 Restructuring

      On June 28, 2000, we announced a $26.0 million restructuring charge ($17.0 million after tax or $.19 per share) designed to improve profitability and operational efficiencies. Specifically, the charge is to:

•	Close our Bristol, Pennsylvania, dry detergent plant. As a result, our dry detergent manufacturing is expected to be consolidated into our St. Louis plant by the first quarter of 2001;

•	Consolidate each of the manufacturing and distribution functions of the Specialty Personal Care business, which resulted in discontinuation of certain formulations and inventory, and other one-time costs; and

•	Restructure domestic and international organizations, including our sales organization, as a result of acquisitions and changes in the business environment.

      We recorded charges totaling $21.1 million ($13.8 million after tax) during the quarter ended July 1, 2000, and recorded additional charges totaling $2.5 million ($1.6 million after tax) in the quarter ended September 30, 2000. Additional charges of $2.4 million ($1.6 million after tax) are anticipated in the fourth quarter and the first quarter of 2001 as the restructuring is completed. A summary of the reserves relating to this restructuring charge is set forth below.

	Beginning			Amount	Ending
	reserves at	Total new	Cash spent	charged	reserves at
	7/1/00	charges	during period	against assets	9/30/00

	(in thousands)

Employee separations	$1,538	$2,065	$(1,348)	$—	$2,255

Asset writedowns and discontinued product inventories	8,643	454	—	(4,934)	4,163

Other exit costs	845	—	(12)	15	848

Total	$11,026	$2,519	$(1,360)	$(4,919)	$7,266

      See the additional discussion concerning this restructuring charge in Note 2 to the Consolidated Financial Statements.

      For income statement purposes, $19.5 million of the restructuring charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges and $4.1 million is included in Selling, general and administrative expenses. For segment reporting, $11.0 million of the charge is included in Domestic Branded, $10.7 million is included in Specialty Personal Care and $1.9 million is included in International.

      Cash requirements for the restructuring currently are expected to be funded from normal operations. As a result of the restructuring charge, we currently expect to realize projected annual pretax operating benefits of approximately $5.3 million beginning in 2001. These benefits consist of reductions in Cost of products sold of approximately $3.3 million and in Selling, general and administrative expenses of approximately $2.0 million.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause actual operating benefits to differ materially from anticipated results.

Comparison of the Third Quarter of 2000 with the Third Quarter of 1999

      Net sales for the quarter decreased 5.9% to $411.1 million from $437.1 million in the same period in 1999 primarily as a result of a 6.3% decrease in our Domestic Branded segment and a 34.7% decrease in our Specialty Personal Care segment, offset in part by an increase in our International segment of 23.6%. Third quarter 2000 net sales included $26.9 million from acquisitions of the Coast, Plusbelle and Zout businesses.

      Net sales in our Domestic Branded segment decreased 6.3% to $319.0 million from $340.4 million in the same period last year. Net sales information for the businesses included in our Domestic Branded segment is set forth below.

	Third Quarter		Increase/(Decrease)

	2000	1999	Amount	Percentage

	(in millions)

Dial	$101.1	$106.7	$(5.6)	(5.3%)

Armour	47.3	67.5	(20.2)	(30.0%)

Purex	115.7	112.8	2.9	2.6%

Renuzit	54.9	53.4	1.5	2.7%

Total Domestic Branded	$319.0	$340.4	$(21.4)	(6.3%)

      The decline in Dial resulted primarily from our efforts to reduce end of quarter promotions and shipments, the loss of sales in club stores, and tough comparisons to last year due to new product introductions, offset in part by the inclusion of the Coast acquisition. The decline in Armour resulted primarily from our efforts to reduce end of quarter promotions and shipments, increased competition, tough comparisons to last year due to the heavy 1999 hurricane season and the previously disclosed Y2K trade inventory build up. The increase in Purex is primarily due to an increase in Purex branded product sales and the inclusion of the results of the Zout acquisition, offset by softness in our non-Purex branded laundry business. The increase in Renuzit is primarily due to new product introductions. We currently anticipate that net sales of our Domestic Branded segment will be lower in the fourth quarter of 2000 compared to the same period last year as a result of our efforts to reduce end of quarter promotions and shipments, increased competition and the other factors discussed above that are negatively impacting our sales.

      Net sales in our Specialty Personal Care segment decreased 34.7% to $24.7 million from $37.8 million in the same period last year primarily as a result of problems experienced in consolidating the distribution and warehousing functions and resulting distribution losses at some of our customers. Approximately 65% of the total net sales of our Specialty Personal Care business are recorded in the third and fourth quarters. We currently anticipate that net sales of our Specialty Personal Care segment will be lower in the fourth quarter of 2000 compared to the same period last year as a result of the factors discussed above and the discontinuance of some of the Specialty Personal Care SKU’s as fully discussed in Note 2 to the Consolidated Financial Statements.

      Net sales in our International segment increased 23.6% to $52.0 million from $42.1 million primarily as a result of the inclusion of the results of the Plusbelle acquisition in Argentina, partially offset by lower sales in our Mexico business caused by difficulties encountered in transferring our sales administrative function to the Dial/ Henkel Mexico joint venture as well as the continuing price war in Argentina.

      Net sales in our Commercial Markets and Other segment decreased 7.3% to $15.5 million from $16.7 million primarily as a result of the discontinuation of our merchant surfactant business in the fourth quarter of 1999.

      Gross margin for the quarter decreased 180 basis points to 47.8% from 49.6% in the same period in 1999, excluding the effect of the restructuring and special charges. The restructuring and special charges decreased the gross margin by an additional 760 basis points to 40.2%. Gross margin was negatively impacted primarily by lower overhead absorption in our manufacturing facilities associated with lower sales, as well as higher petroleum costs and higher costs resulting from consolidating the distribution and warehousing functions of our Specialty Personal Care business.

      Selling, general and administrative expenses, excluding $8.5 million of expenses attributable to the restructuring and special charges discussed above, are up 7.6% to $173.6 million from $161.3 million in the same period in 1999. This increase primarily resulted from continued marketing and promotional spending in the third quarter of 2000 compared to lower than expected sales volumes and from the accrual of additional reserves for anticipated holiday unsaleables in our Specialty Personal Care business.

      Interest and other expenses increased 73.4% to $13.9 million from $8.0 million in the same period in 1999. The increase was primarily due to increased borrowings to fund acquisitions of the Coast, Plusbelle and Zout businesses, our investment in the Dial/ Henkel Mexico joint venture and our stock repurchase program.

      Our share of the loss in the Dial/ Henkel joint ventures was $2.1 million in the third quarter, excluding the effect of the special charge relating to the Dial/ Henkel LLC joint venture. The special charge recorded for discontinuing Purex Advanced was $11.5 million. This charge primarily consisted of recording fixed assets and inventories at net realizable value. We currently anticipate recording additional charges in the fourth quarter of 2000 and the first quarter of 2001 depending on the outcome of our discussions with Henkel regarding the future of the Dial/ Henkel joint ventures.

      Our pre-tax gain on special items of $4.6 million resulted from changes to certain retiree medical plan benefits. The anticipated annual savings of $1.0 million resulting from our curtailment of these benefits are expected to be invested in enhancements to other Dial employee benefit plans.

      We had an income tax benefit of $13.8 million for the quarter resulting primarily from losses recognized as a result of the special and restructuring charges. Our effective income tax rate decreased to 34.5% from 34.9% in the same period in 1999.

      Net income, excluding the special and restructuring charges and a one-time gain on benefit plan changes, was $4.4 million or $0.05 per diluted share, versus $30.7 million, or $0.31 per diluted share in the third quarter of 1999. Our net loss, including $51.3 million of special and restructuring charges and a $4.6 million pre-tax one-time gain on the benefit plan changes, was $26.2 million, or $0.29 per share (diluted). This decrease in net income is primarily attributable to the factors explained above.

Comparison of the First Nine Months of 2000 with the First Nine Months of 1999

      Net sales for the first nine months of 2000 decreased 5.8% to $1,193.0 million from $1,266.3 million in the same period in 1999 primarily as a result of a 6.0% decrease in our Domestic Branded segment and a 19.4% decrease in our Specialty Personal Care segment, offset in part by an increase in our International segment of 4.3%. Net sales through the first nine months of 2000 included $38.3 million from acquisitions of the Coast, Plusbelle and Zout businesses.

      Net sales in our Domestic Branded segment decreased 6.0% to $934.1 million from $993.8 million in the same period last year. Net sales information for the businesses included in our Domestic Branded segment is set forth below.

	Nine Months Ended		Increase/(Decrease)

	2000	1999	Amount	Percentage

	(in millions)

Dial	$284.6	$307.8	$(23.2)	(7.5%)

Armour	143.3	179.4	(36.1)	(20.2%)

Purex	350.0	354.6	(4.6)	(1.3%)

Renuzit	156.2	152.0	4.2	2.8%

Total Domestic Branded	$934.1	$993.8	$(59.7)	(6.0%)

      The decline in Dial resulted primarily from our efforts to reduce end of quarter promotions and shipments, tough comparisons to last year due to new product introductions, the loss of sales in club stores, and the previously disclosed Dial bar restage, offset in part by the inclusion of the Coast acquisition. The decline in Armour resulted primarily from increased competition, the previously disclosed Y2K trade inventory build up, tough comparisons to last year due to the heavy 1999 hurricane season and our efforts to reduce end of quarter promotions and shipments. There was also a slight year over year decline in Purex of 1.3% due to softness in our non-Purex branded laundry business, offset in part by an increase in the Purex branded laundry business. The increase in Renuzit resulted primarily from new product introductions. We currently anticipate that net sales of our Domestic Branded segment will be lower in the fourth quarter of 2000 compared to the same period last year as a result of our efforts to reduce end of quarter promotions and shipments, increased competition and the other factors discussed above that are negatively impacting our sales.

      Net sales in our Specialty Personal Care segment decreased 19.4% to $71.5 million from $88.6 million in the same period last year primarily as a result of problems experienced in consolidating the distribution and warehousing functions and resulting distribution losses at some of our customers. Approximately 65% of the total net sales of our Specialty Personal Care business are recorded in the third and fourth quarters. We currently anticipate that net sales of our Specialty Personal Care segment will be lower in the fourth quarter of 2000 compared to the same period last year as a result of the factors discussed above and the discontinuance of some of the Specialty Personal Care SKU’s as fully discussed in Note 2 to the Consolidated Financial Statements.

      Net sales in our International segment increased 4.3% to $137.5 million from $131.9 million primarily as a result of the inclusion of the results of the Plusbelle acquisition in Argentina, offset by the continuing price war in Argentina and lower sales in our Mexico business caused by difficulties encountered in transferring our sales administrative function to the Dial/ Henkel Mexico joint venture.

      Net sales in our Commercial Markets and Other segment decreased 4.2% to $49.9 million from $52.1 million primarily as a result of the discontinuation of our merchant surfactant business in the fourth quarter of 1999.

      Gross margin for the first nine months of 2000 decreased 130 basis points to 48.7% from 50.0% in the same period in 1999, excluding the effect of the restructuring and special charges. The restructuring and special charges decreased the gross margin by an additional 410 basis points to 44.6%. Gross margin was negatively impacted primarily by lower overhead absorption in the Company’s manufacturing facilities associated with lower sales, higher petroleum costs and higher costs resulting from consolidating the distribution and warehousing functions of our Specialty Personal Care business.

      Selling, general and administrative expenses, excluding $12.3 million of expenses attributable to the restructuring and special charges, are up 2.3% to $484.4 million from $473.5 million in the same period in 1999. Selling, general and administrative expenses increased as a percentage of sales to 40.6% for the first nine months of 2000 compared to 37.4% for same time period in the prior year. This increase resulted primarily from continued marketing and promotional spending in the first nine months of 2000 compared to lower than expected sales and from the accrual of additional reserves for anticipated holiday unsaleables in our Specialty Personal Care business.

      Interest and other expense for the first nine months of 2000 increased 45.4% to $35.8 million from $24.7 million in the same period in 1999. The increase was primarily due to increased borrowings to fund the acquisitions of the Coast, Plusbelle and Zout businesses, our investment in the Dial/ Henkel Mexico joint venture, our stock repurchase program and the elimination of our sale of receivables program.

      Our share of the loss in the Dial/ Henkel joint ventures was $6.5 million in the first nine months of 2000, excluding the effect of the special charge relating to the Dial/ Henkel LLC joint venture. The special charge recorded for discontinuing Purex Advanced was $11.5 million. This charge primarily consisted of recording property and inventories at net realizable value. We currently anticipate recording additional charges in the fourth quarter of 2000 and the first quarter of 2001 depending on the outcome of our discussions with Henkel regarding the future of the Dial/ Henkel joint ventures.

      Our gain on special items consists of a pre-tax gain on sale of facility of $6.7 million resulted from the sale of land in a transaction where we sold our DTAC building and accompanying 23 acre parcel in Scottsdale to an unrelated third party. An additional $2.7 million gain has been deferred and may be amortized to rent expense over the term of the lease for a new DTAC building if a new DTAC building is constructed. We have entered into discussions with this third party concerning a postponement or termination of the construction of a new DTAC building. We currently expect that we may need to record a special charge in the range of $3 to $5 million in the fourth quarter depending upon the outcome of our discussions with this third party. In addition, we recorded a $4.6 million curtailment gain resulting from changes to certain retiree medical plan benefits. The anticipated annual savings of $1.0 million resulting from our curtailment of these benefits are expected to be invested in enhancements to other Dial employee benefit plans.

      We had an income tax benefit of $3.4 million for the first nine months of 2000 resulting primarily from losses recognized as a result of the special and restructuring charges. Our consolidated effective income tax rate for the first nine months of 2000 was 49.3%, up from 35.8% for the first nine months of 1999.

      Net loss for the first nine months of 2000, excluding the special and restructuring charges and gain on special items, was $35.4 million, or $0.38 per diluted share, versus $86.1 million, or $0.86 per diluted share in the same period of 1999. Including the $72.3 million special and restructuring charges and $11.2 million pre-tax one-time gains, we reported a net loss of $3.5 million, or $0.04 per diluted share. This decrease in net income is primarily attributable to the factors explained above.

Liquidity and Capital Resources

      Total debt increased $275.4 million to $636.5 million from $361.1 million at December 31, 1999. The increase is primarily attributable to the acquisitions of the Coast, Plusbelle and Zout businesses, our investment in the Dial/ Henkel Mexico joint venture, the funding of our share repurchase program and the elimination of our sale of receivables program. As of September 30, 2000, we have used $54.4 million of the $75.0 million authorized under our 2000 stock repurchase program to repurchase shares. We have decided not to purchase any additional shares under this stock repurchase program.

      During the first three quarters of 2000, we generated $58.0 million in cash from operations compared to generating $62.3 million in the same period in 1999. The decrease in cash provided from operations is primarily attributable to a decline in net income, offset in part by reduced working capital levels.

      Capital expenditures for the first three quarters of 2000 were $29.3 million. Capital spending in 2000 is expected to approximate $41.2 million and will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. However, our plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

      During the second quarter, we sold the Dial Technical and Administrative Center (“DTAC”) building and accompanying 23 acre parcel in Scottsdale to an unrelated third party, for a purchase price of $15.3 million. We entered into an operating lease with this third party for the DTAC building pending construction of a new DTAC building. We have entered into an operating lease with an initial term of 15 years for a new DTAC building that may be constructed on an 11 acre portion of the 23 acre parcel. We have accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from the Consolidated Balance Sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. An additional $2.7 million gain, relating to the DTAC building and land portion of the sale that may be leased back, has been deferred and may be amortized to rent expense over the life of the operating lease for the new DTAC building if the new DTAC building is constructed. We have entered into discussions with this third party concerning a postponement or termination of the construction of a new DTAC building. We currently expect that we may need to record a special charge in the range of $3 to $5 million in the fourth quarter depending upon the outcome of our discussions with this third party.

      In the second quarter we entered into a new $450 million credit facility that replaced our $350 million facility. Our credit facility primarily serves as a backstop facility for our commercial paper program. Borrowings under our credit facility, if made, are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until July 2001 for up to $180 million. The interest rate applicable to borrowings under our credit facility is, at our option, indexed to the bank prime rate or the London Interbank Offerring Rate (“LIBOR”), plus appropriate spreads over such indices during the term of the credit facility. Our credit facility also requires us to pay commitment fees to the banks making commitments under the credit facility. These spreads and fees are subject to adjustment if our debt ratings change.

      At September 30, 2000, we were in compliance with the covenants under our credit facility. In light of the anticipated operating results Dial will have for fiscal year 2000, it is possible that at December 31, 2000, we could be out of compliance with the covenant requiring a ratio of 3 to 1 for EBITDA to funded debt. We have discussed this issue with our lenders and are attempting to amend this covenant to ensure compliance through 2001. No assurances can be given that we will be in compliance with this covenant at December 31, 2000 or that our lenders will agree to amend this covenant to ensure compliance. Any noncompliance with this covenant or any other covenants under our credit facility could have a material adverse effect on our liquidity and financial condition.

      We recently announced that we reduced the quarterly dividend on Dial stock from $.08 per share to $.04 per share, beginning with the dividend to be paid in January 2001. This action was taken to accelerate repayment of debt. The declaration and payment of dividends are subject to the discretion of Dial’s Board of

Directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), which summarizes the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. This staff accounting bulletin was amended in March and June of 2000 to delay the implementation of SAB 101 until the fourth quarter of 2000. We do not anticipate that the effect of this pronouncement will have a material impact on our reported operating results or financial position.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on accounting for derivatives and hedge transactions. This statement is effective for Dial on January 1, 2001. We do not anticipate that the effect of this pronouncement will have a material impact on our reported operating results or financial position.

      In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement, and income statement classification for certain sales incentives. The consensus on EITF 00-14 will be effective in the fourth quarter of 2000. We are currently in the process of analyzing the requirements of this pronouncement and its impact on Dial’s operating results.

      The EITF is currently discussing Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products. This Issue addresses the income statement classification of consideration, other than that directly addressed in Issue 00-14, from a vendor (typically a manufacturer or distributor) to a customer (typically a retailer or wholesaler) in connection with the sale to the customer of the vendor’s products, or to promote sales of the vendor’s products by the customer. A consensus on Issue 00-25 has not been reached.

      We currently record the consideration paid to promote our products as trade promotion expense. For income statement purposes, we currently record trade promotion expense is currently recorded as Selling, general and administrative expense. Such costs include amounts paid to customers for space in the retailers’ stores (slotting fees), amounts paid to obtain favorable display positions in the retailer’s stores and amounts paid to obtain every-day low pricing or other promotional activity. Those promotions are offered to retailers in lump sum payments and as rate per unit allowances as dictated by industry norms. We expense these promotional activities in the period during which the related product ships. In 2000, we expect to incur more than $400.0 million of trade promotion expense.

      The final EITF consensus could have a material effect on Dial’s historical and future net sales amounts, sales growth rates, gross margins and operating margins if the consensus requires that some or all of these types of trade promotion costs be recorded by Dial as a reduction of sales rather than as selling, general and administrative expenses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. Discovery has been completed and we have filed dispositive motions. Assurances cannot be given regarding the ultimate outcome of this matter.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

10.1	Employment Agreement with Herbert M. Baum dated August 7, 2000.
10.2	Waiver of Claims and Acknowledgement Agreement with Susan J. Riley dated August 7, 2000.
10.3	Waiver of Claims and Acknowledgement Agreement with Jeffrey Dias dated September 29, 2000.
27.	Financial Data Schedule.
99.	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

(B)  Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated October 18, 2000, reporting that Dial issued a press release reducing its quarterly dividend and announcing a special charge to be taken in the third and fourth quarter of 2000.

      We filed a Current Report on Form 8-K, dated October 24, 2000, reporting that Dial issued a press release relating to its financial results for the third quarter of 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation

(Registrant)

November 13, 2000

/s/ CONRAD A. CONRAD
Conrad A. Conrad
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

/s/ JOHN F. TIERNEY
John F. Tierney
Senior Vice President and Controller
(Principal Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Employment Agreement with Herbert M. Baum dated August 7, 2000.
10.2	Waiver of Claims and Acknowledgement Agreement with Susan J. Riley dated August 7, 2000.
10.3	Waiver of Claims and Acknowledgement Agreement with Jeffrey Dias dated September 29, 2000.
27.	Financial Data Schedule.
99.	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.