Form 10-K405
period 2000-12-31
DIAL CORP /NEW/
filed 2001-03-08
CIK 1016179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission File Number 1-11793

THE DIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0374887 (I.R.S. Employer Identification No.)

15501 North Dial Boulevard Scottsdale, Arizona (Address of Principal Executive Offices)	85260-1619 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (480) 754-3425

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes            No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 2, 2001, 94,904,907 shares of Dial’s common stock were outstanding and the aggregate market value of the common stock (based on its closing price on such date) held by nonaffiliates was approximately $1.3 billion.

Documents Incorporated by Reference

      Portions of Dial’s proxy statement relating to the 2001 annual meeting of stockholders to be held on June 7, 2001, have been incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K.

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

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements included in this Form 10-K include our expectations for accelerated debt repayment; the potential write-down of assets in the estimated range of $150 to $170 million if we decide to divest the Specialty Personal Care business; the adequacy of our reserves for environmental matters; our anticipated costs to comply with environmental laws; our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition; our belief that we have ample resources for raw materials; our intended efforts pursuant to our SFX01 initiative; our expected annual pre-tax operating benefits and savings as a result of the special charges taken in the second, third and fourth quarters of 2000; the adjustment to our list prices and trade promotion spending in 2001 and the resulting anticipated reduction in gross sales and trade spending of $38.7 million; our expectation that earnings in the first quarter of 2001 will be lower than the same period last year and the factors believed to be primarily relating to this earnings decrease; and our exposure to market risks contained in Item 7A. Quantitative and Qualitative Disclosure About Market Risk. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Factors that could cause actual results to differ include those factors identified in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors That May Affect Future Results and Financial Condition” in this Form 10-K.

Item 1.  Business

General

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. We also market specialty personal care products under the brand names Freeman® and Sarah Michaels®. We believe that our brand names have contributed to our products achieving leading market positions.

      For organizational, marketing and financial reporting purposes, we have organized our business into four segments:

•	Domestic Branded,

•	Specialty Personal Care,

•	International, and

•	Commercial Markets and Other.

      Information concerning the net sales, operating income and assets of each of our business segments is set forth in Note 17 to the Consolidated Financial Statements included in this Form 10-K.

Domestic Branded

      Our Domestic Branded business segment is comprised of four franchises:

•	Personal Cleansing,

•	Laundry Care,

•	Air Fresheners, and

•	Food Products

      Within our Domestic Branded business segment, we have chosen to focus our marketing and product development efforts on the Dial, Purex, Renuzit and Armour brands. Our Domestic Branded business segment accounted for 77%, 78% and 80% of our net sales in 2000, 1999 and 1998, respectively.

      Sales to Wal-Mart, including its affiliate, Sam’s Club, accounted for 24%, 22% and 19% of Domestic Branded net sales in 2000, 1999 and 1998, respectively. No other customer accounted for more than 10% of Domestic Branded net sales in any of those years. A discussion of our Domestic Branded franchises follows.

  Personal Cleansing

      Our Personal Cleansing franchise includes Dial and Liquid Dial® soaps and body washes, and Coast®, Tone® and Pure & Natural® soaps. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is also included in the Personal Cleansing franchise. Previously, this business was included in our Specialty Personal Care segment. Net sales for the Personal Cleansing franchise for 2000, 1999 and 1998 were 30%, 31%, and 32%, respectively, of the Domestic Branded business segment. At December 31, 2000, our Dial and other soap products had a 17% market share, measured in ounces sold, in the $2.3 billion soap category. Based on ounces sold, Dial was America’s leading bar soap and antibacterial bar soap and the second leading liquid soap and antibacterial liquid soap as of December 31, 2000.

  Laundry Care

      Our Laundry Care franchise includes Purex detergents, bleach and fabric softeners, Zout® stain remover, Trend® detergent, Borateem® bleach, Vano® and Sta-Flo® starches, Boraxo® soap and 20 Mule Team® borax, Fels Naptha® laundry soap and La France® brightener. During 2000, we discontinued our Dutch® brand laundry detergent and Rinse n’ Soft® fabric softener. Net sales for the Laundry Care franchise for 2000, 1999 and 1998 were 37%, 35% and 34%, respectively, of the Domestic Branded business segment. As of December 31, 2000, Purex held the number two market share position with an 11% share, measured by standard cases sold, in the $4.8 billion domestic laundry detergent market.

      In February 1998, we sold the Purex Toss N’ Soft® brand to Church & Dwight for $5.3 million. Sales of these products in 1998 were insignificant as a percentage of our total net sales.

  Air Fresheners

      Our Air Fresheners franchise includes a variety of air fresheners and accessories that all bear the Renuzit name. Net sales for the Air Fresheners franchise for 2000, 1999 and 1998 were 17%, 16% and 15%, respectively, of the Domestic Branded business segment. As of December 31, 2000, Renuzit was the second leading brand, measured by both net sales and units sold, in the $908 million domestic air freshener market.

  Food Products

      Our Food Products franchise includes Armour and Armour Star® canned meats, chili, hashes and meat spreads, Treet® canned meat and Cream® corn starch. Our Armour branded products are concentrated in the profitable canned meat market segment. Net sales for the Food Products franchise for 2000, 1999 and 1998 were 16%, 18% and 19%, respectively, of the Domestic Branded business segment. As December 31, 2000, Armour was the number two national brand of canned meats, based upon both net sales and units sold, and was the market leader in the Vienna sausage, potted meat and sliced dried beef segments, based upon units sold.

Specialty Personal Care

      Our Specialty Personal Care business segment includes a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels and Nature’s Accents® brand names. In the third quarter of 2000, we discontinued our Nature’s Accents business and reorganized the rest of our Specialty Personal Care business. A detailed discussion of the special charges taken by Dial is included in Note 3 to the Consolidated Financial Statements included in this Form 10-K. Nature’s Accents products were insignificant as a percentage of our total net sales in each of 2000, 1999 and 1998. We acquired The Freeman Cosmetic Corporation (“Freeman”) in July 1998. Freeman is a manufacturer and marketer of skin, hair, bath, body and foot care products all sold under the Freeman brand name. We acquired Sarah Michaels, Inc. (“Sarah Michaels”) in September 1998. Sarah Michaels is a leading marketer of premium specialty bath and body products, including body washes, body mists, luxury soaps, hand and body lotions, loofahs, sponges and brushes, which are distributed under the Sarah Michaels brand name. Sarah Michaels is the leading brand, measured by net sales, in the gift pack segment of the $560 million specialty personal care market.

      Specialty Personal Care accounted for 7%, 8% and 5% of our net sales in 2000, 1999 and 1998, respectively. Our Specialty Personal Care business experiences seasonality with approximately 40% of net sales occurring in the last quarter of each year as a result of holiday sales.

      The following table reflects customers who accounted for more than 10% of Specialty Personal Care net sales in 2000 and 1999.

	2000	1999

Wal-Mart	37%	36%

K-Mart	13%	12%

Target	10%	12%

      We are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. Preliminary discussions with interested parties have taken place; however, no decision concerning the possible sale of this business has been made. At this time, we believe that if a decision is made in the future to divest of this business, a write-down of assets to their estimated market value would be required. Based on current estimates, such a write-down would be in the range of $150 to $170 million after tax. If this takes place, we would be required to obtain our lenders’ waiver because an asset write-down in this range would violate the minimum net worth covenant in our credit facility.

International

      We distribute products in more than 40 countries. We have focused our international efforts in Argentina, Canada, Mexico, Puerto Rico and the Caribbean. During 2000, 1999 and 1998 approximately 93%, 88% and 89% of international sales came from these markets. Our International business segment accounted for 12%, 10% and 11% of our net sales in 2000, 1999 and 1998, respectively.

      In the second quarter of 2000, Nuevo Federal S.A., our wholly owned subsidiary, acquired Plusbelle S.A., a manufacturer and marketer of personal care products in Argentina, from Revlon, Inc. We believe that this acquisition has further established our position in one of Latin America’s largest consumer markets in Mercosur, a regional trading block with more than 230 million consumers in Argentina and neighboring countries, including Brazil, Paraguay, Uruguay and Chile.

      In the Argentinean consumer products market, as of December 31, 2000, Nuevo Federal held the number three position in laundry detergents with the Zorro®, Enzimax® and Limzul® brands, the number two position in laundry bars with the Gran Federal® and Gran Llauro® brands, the number three position in dish detergents with the Cristal® and Zorro brands and the number two position in bar soaps with the Limol® and

Campos Verdes® brands. The Plusbelle® brand held the number one position in hair care products based upon units sold.

      In Canada, Purex liquid is the number two liquid laundry detergent overall, Liquid Dial is the number three antibacterial liquid soap and Dial antibacterial soap products have the strongest growth in the category. In Mexico, Liquid Dial and the Breck® hair care products enjoy strong brand recognition. In Puerto Rico, Purex liquid holds the number three market position in the liquid laundry detergent category with 12% of the category.

Commercial Markets and Other

      Our Commercial Markets business segment sells branded and nonbranded products through the commercial channel to hotels, hospitals, schools and other institutional customers. In addition, this business segment includes sales of soap pellets and chemicals, principally glycerin and fatty acids, that are by-products of the soap making process. Dial’s Commercial Markets and Other business segment accounted for 4% of our net sales in each of 2000, 1999 and 1998.

Dial/ Henkel Joint Ventures

      In April 1999, we founded Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each own 50% of this joint venture. This joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, this joint venture acquired the Custom Cleaner® home dry cleaning business. In December 1999, this joint venture launched Purex Advanced®.

      In March 2000, we formed another joint venture with Henkel named Dial/Henkel Mexico S.A. de C.V. Henkel owned 51% and Dial owned 49% of this joint venture. This joint venture was formed primarily to develop and market consumer detergent and household cleaning products in Mexico. In May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado, S.A. de C.V., a manufacturer and marketer of consumer detergents and household cleaning products in Mexico.

      In December 2000, we reorganized our joint ventures with Henkel. As part of this reorganization, Dial/ Henkel LLC discontinued the Purex Advanced laundry detergent business. The only business continuing in this joint venture is the Custom Cleaner home dry cleaning business. We also sold our interest in Dial/ Henkel Mexico S.A. de C.V. to Henkel for $18.9 million as part of the reorganization. In 2000, the two Dial/ Henkel joint ventures resulted in net losses to Dial of $7.1 million, excluding special charges, and $37.6 million including special charges. A detailed discussion of the financial impact of these joint ventures and related special charges to Dial is included in Notes 3 and 5 to the Consolidated Financial Statements included in this Form 10-K.

Customers

      Our products are sold throughout the United States primarily through supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. Our top 10 customers accounted for approximately 50%, 42% and 40% of net sales in 2000, 1999 and 1998, respectively. Wal-Mart, including its affiliate, Sam’s Club, was our largest customer, accounting for 21%, 18% and 17% of our net sales in 2000, 1999 and 1998, respectively. No other customer accounted for more than 10% of net sales in 2000, 1999 or 1998. Generally, our payment terms to customers range from 30 to 60 days. Special holiday terms for Specialty Personal Care can extend to 90 days.

      Our products are also sold internationally through the same outlets, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

Sales

      Our customers are served by a national sales organization of approximately 170 employees. The sales organization is divided into regional divisions and account teams for grocery sales and specialized sales operations that sell to large mass merchandisers, membership club stores, chain drug stores and vending and military customers. In addition, some customers and regions, representing approximately 17.5% and 16.2% of our 2000 and 1999 net sales, respectively, are served by a national broker sales organization.

      Internationally, our customers are served by salespeople at two foreign subsidiaries and two foreign sales offices, consisting of approximately 60 employees. In addition, some regions are also served by independent distributors.

Promotion and Advertising

      A significant portion of our revenues are expended for trade discounts, promotion and advertising of our products. We believe that these expenditures are necessary to maintain and increase market shares in an industry highly dependent on quality, consumer trends and product image. We incurred trade discounts, promotion and advertising expenses for these purposes of $447.5 million, $444.7 million and $373.3 million in 2000, 1999 and 1998, respectively. This represents 27%, 26% and 24%, of net sales in those years. In 2001 we plan to adjust our list prices and trade promotion spending on selected personal cleansing and laundry care products to more closely align with our shelf pricing strategies. The anticipated impact on our operating results is described in Management’s Discussion and Analysis of Results of Operations and Financial Condition-Recent Developments.

Distribution

      We ship product from ten warehouses located at or near our domestic manufacturing and assembly facilities and four domestic regional distribution centers. The regional warehouses are operated by third parties, except for one warehouse that we own and operate. We use outside carriers to transport our products.

      We have a just-in-time inventory management program of continuous, automatic replenishment of certain of our trade customers’ inventories. The primary objective of this program is to improve service to our customers and reduce costs by shortening the order-to-delivery pipeline. This occurs by anticipating customer needs based on historical sales, shipping the product just before those needs arise and eliminating redundancy, errors and interruption throughout the replenishment process. Sales under this program accounted for approximately 17%, 15% and 15% of our net sales in 2000, 1999 and 1998, respectively.

Suppliers

      We rely on a number of third parties for research and development, manufacturing and packaging. Many of our arrangements with respect to new products contain limited mutual exclusivity provisions. This is designed to permit the supplier and us to profit from the product enhancement or innovation before we use an alternative supplier or the supplier sells to one of our competitors. Most of our outsourcing arrangements can be terminated without material penalties on an average of three months’ notice.

Raw Materials

      We believe that ample sources of raw materials are available with respect to all of our major products. Paper, fats and oils, detergent chemicals and meat have the most significant impact on our costs. Generally, we purchase these raw materials from a variety of suppliers in the United States. While we believe that in some circumstances we may be able to respond to price increases for certain raw materials by increasing sales prices, rapid increases in the prices of certain raw materials could materially impact our profit margins and financial results. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.09 to $0.28 per pound from January 1, 1995, to December 31, 2000. Recently, the price of tallow has been trading at the lower end of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases as readily as many competitors, which tend to use less tallow in their products. In addition, we depend on a single supplier for Triclosan, the antibacterial agent that is the active ingredient used in Liquid Dial products. Although we have an adequate supply of Triclosan for our current and foreseeable needs, a significant disruption in this supply could have a material adverse impact on our financial results.

      We attempt to reduce our risk by entering into contracts to provide up to six- to twelve-month supplies of tallow, Triclosan and packaging materials. During 1999, we began using financial derivatives to mitigate price fluctuations on the raw material component of the cardboard boxes and packaging used in our business. Other long-term hedging opportunities against price increases for these raw materials are generally not available.

Competition

      We compete primarily on the basis of brand equity, brand advertising, customer service, product performance and product quality at competitive retail price points. We compete with numerous, well-established local, regional, national and international companies. Some of these companies have greater financial resources than we do and may be willing to commit significant resources to protect their own market shares or to capture market share from us. Our principal competitors are as follows:

Personal Cleansing

• The Procter & Gamble Company (“P&G”)
• Lever Brothers Co., a division of Unilever PLC (“Lever”)
• Colgate-Palmolive Company (“Colgate”)

Air Fresheners

• S.C. Johnson & Son, Inc.
• Reckitt & Benckiser, Inc.
• Church & Dwight, Inc.
• Global Household Brands
• USA Detergents, Inc.

Food Products

• Hormel Foods Corp.
• Conagra (International Home Foods)	Laundry Care

• P&G
• Lever
• Colgate
• Church & Dwight, Inc.
• USA Detergents, Inc.
• Armus LLC, a joint venture formed by Church & Dwight and USA Detergents

Specialty Personal Care

• Reckitt & Benckiser, Inc.
• Alberto-Culver Co.
• Parfums de Coeur

Research and Development

      We conduct research and development at our facility in Scottsdale, Arizona. Our internal research and development efforts are directed at improving existing products, developing new products, and providing technical assistance and support to our manufacturing activities. We also contract for general research and development activities. Our internal and external research and development expenditures were approximately $13.7 million, $11.7 million and $10.1 million in 2000, 1999 and 1998, respectively.

Marketing Research

      We rely on industry data, syndicated market share data and various attitude and usage studies prepared by independent marketing firms. We also obtain direct sales information from our largest customers to identify consumer needs and anticipate shifts in consumer preferences. This allows us to develop line extensions and new products to meet changing demands.

Patents and Trademarks

      Our trademarks include Dial, Purex, Renuzit, Coast, Zout, Armour, Armour Star, Freeman, Sarah Michaels, Tone, Pure & Natural, Breck, Plusbelle, Trend, Treet, 20 Mule Team and Boraxo and related trade names. We license the Armour and Armour Star trademarks from ConAgra, Inc. which also sells non-canned food products under the Armour trademark. We license the 20 Mule Team trademark from U.S. Borax, Inc.

      United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. We maintain a portfolio of trademarks representing substantial goodwill in the businesses using these trademarks. We also have a significant number of registered foreign trademarks and pending foreign trademark applications.

      United States patents are currently granted for a term of 20 years from the date a patent application is filed. We own a number of patents and believe that some of them provide competitive advantages in the marketplace.

Government Regulation

      Substantially all of our operations are, or may become, subject to various federal laws and agency regulations. These include the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration (the “FDA”). The FDA regulates the manufacturing, labeling, and sale of our over-the-counter drug and cosmetic products. The Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act are administered by the Environmental Protection Agency and regulate our disinfectant products and certain of the substances used in the manufacturing of our products. The Meat Inspection Act is administered by the Department of Agriculture and regulates our meat products. The Hazardous Substances Act is administered by the Consumer Product Safety Commission and regulates the labeling of our household products. The Fair Packaging and Labeling Act is administered by the Federal Trade Commission (the “FTC”) and regulates the packaging and labeling of all of our products. Our products also are subject to regulation by various state laws and various state regulatory agencies. In addition, we are subject to similar laws and regulations imposed by foreign jurisdictions.

      Since the 1970s, the FDA has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. Dial, which uses the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, emphasizes the antibacterial properties of its soap products in its marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require Dial to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in its products, all of which could materially adversely affect our business.

Environmental Matters

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, four of which are currently active. As of December 31, 2000, we have accrued in our financial statements approximately $1.2 million in reserves for expenses related to Superfund sites and the clean-up of closed plant sites. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

      We do not currently anticipate that we will incur significant capital expenditures in connection with matters relating to environmental control or compliance in 2000. We do not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean-up of closed plant sites will have a material adverse effect on our financial results or condition. However, there can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies, will not result in material costs in the future.

      Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. These changes have not had, and are not expected to have, a material adverse effect on our financial results or condition.

Employees

      We employed approximately 3,351 individuals, of whom approximately 1,086 were covered by collective bargaining agreements, as of December 31, 2000.

      Three of our seven plants in the United States are unionized. Our contract with the International Brotherhood of Teamsters (covering approximately 382 employees at our St. Louis, Missouri plant and Madison County, Illinois distribution center), is scheduled for renegotiation in July 2001. Our failure to successfully negotiate this contract could result in us having third parties manufacture our Laundry Care products which could have a material adverse effect on our profitability and operating results. In 1993 our St. Louis, Missouri plant experienced a five-week work stoppage. No assurances can be given that we will be able to successfully renegotiate this contract in 2001. In 1999, we successfully renegotiated our contract with the United Food and Commercial Workers Union (covering approximately 286 employees at our Aurora, Illinois plant), which now expires in August 2002. In addition, we successfully renegotiated our contract with the United Food and Commercial Workers Union (covering approximately 418 employees at our Ft. Madison, Iowa plant), which now expires September 2003. Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

Item 2.  Properties

      Our corporate headquarters is located in a leased 130,000-square-foot, single-tenant building in Scottsdale, Arizona, that is adjacent to the 200,000 square feet Dial Center for Innovation (“DCI”), formerly known as the Dial Technical and Administrative Center, which we sold in June 2000. We still occupy the DCI building under a multi-year lease. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

      Our principal facilities include the following:

	Approximate
Location	Sq. Feet	Purpose

Manufacturing Facilities

Aurora, Illinois	451,000	Bar soaps

Fort Madison, Iowa	447,000	Canned meats

St. Louis, Missouri	272,400	Dry and liquid laundry detergents, fabric softeners

Bristol, Pennsylvania	261,800	Dry detergents — closed December 2000

West Hazleton, Pennsylvania	214,500	Liquid detergents and liquid soaps

Los Angeles, California	47,600	Powdered soap, fabric softeners and liquid detergents

Compton, California	146,400	Liquid soaps, bodywashes and shampoos

Guatemala City, Guatemala	100,000	Translucent and transparent bar soaps

Mexico City, Mexico	83,800	Shampoos, liquid soaps and hair care aerosols

Buenos Aires, Argentina	150,000	Bar soaps and dry detergents

Buenos Aires, Argentina	15,000	Sulfonic acid

Buenos Aires, Argentina	79,700	Shampoos and conditioners

San Juan, Argentina	70,000	Dry detergents and bar soaps

San Juan, Argentina	33,000	Liquid detergents, cleaners, air fresheners and deodorants

Subtotal	2,372,200

Distribution Centers

Atlanta, Georgia	253,700	Warehousing and distribution of finished goods

Allentown, Pennsylvania	800,000	Warehousing and distribution of finished goods

Corona, California	325,700	Warehousing and distribution of finished goods

	Approximate
Location	Sq. Feet	Purpose

Edwardsville, Illinois	812,000	Warehousing and distribution of finished goods

Subtotal	2,191,400

Dedicated Warehouse Facilities

Dedham, Massachusetts	233,900	Warehousing and gift set assembly

Stoughton, Massachusetts	75,000	Warehousing

Holbrook, Massachusetts	71,900	Warehousing

Subtotal	380,800

Total	4,944,400

      In December 2000, we closed our dry detergent plant in Bristol, Pennsylvania. A detailed discussion of the financial impact of this closure is included in Note 3 to the Consolidated Financial Statements included in this Form 10-K. We have entered into a contract to sell this facility for $2.0 million and the sale is expected to close in the second quarter of 2001.

      We believe that our facilities in the aggregate are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs. We continue to seek ways to cut costs and may close facilities as warranted.

Item 3.  Legal Proceedings

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. Discovery has been completed and we have filed dispositive motions. Based on our insurance coverage for this lawsuit, we currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, assurances cannot be given regarding the ultimate outcome of this matter.

      As in the case with many companies, we also face exposure to actual or potential claims and lawsuits involving our business and assets. We are currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to our business, including general and product liability and workers’ compensation claims. We believe that any liabilities resulting from these claims, after taking into account amounts already accrued and exclusive of any potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol DL. The following table sets forth the high and low sale prices as reported on the NYSE for the periods indicated. The sale price of the common stock on March 2, 2001, was $13.84 per share.

	Price Range

	High		Low

Fiscal 2000

First Quarter	24	1/16	10	1/4

Second Quarter	15	1/8	10

Third Quarter	13	3/8	9	7/8

Fourth Quarter	12	15/16	9	15/16

Fiscal 1999

First Quarter	35	11/16	25	1/2

Second Quarter	38	3/8	30	5/16

Third Quarter	36	7/8	25

Fourth Quarter	28	1/2	19	1/2

      We declared dividends of $0.08 per share of common stock in the first, second and third quarters of 2000 and each quarter of 1999 and 1998. We reduced our dividend to $0.04 per share of common stock beginning in the fourth quarter of 2000 as part of our efforts to accelerate repayment of our debt. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. As of March 2, 2001, there were 94,904,907 shares of common stock outstanding, which were held by 32,644 stockholders of record.

Item 6.  Selected Financial and Other Data

      The following table presents selected financial information derived from our consolidated financial statements. The selected consolidated balance sheet data as of December 31, 2000, and December 31, 1999, and the consolidated income statement data for each of the three fiscal years in the period ended December 31, 2000, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of December 31, 1998, January 3, 1998 and December 28, 1996, and consolidated income statement data for the fiscal years ended January 3, 1998 and December 28, 1996 have been derived from the audited consolidated financial statements of Dial, which are not included in this Form 10-K.

      Prior to August 1996, we operated as the consumer products business of Viad Corp. Viad, our former parent, was then known as The Dial Corp. In August 1996, our former parent declared a dividend and distributed to its stockholders all the outstanding common stock of The Dial Corporation causing us to become a separate publicly traded company. This transaction is known as the Spin-off. We have operated as The Dial Corporation since the Spin-off.

      The following data should be read in conjunction with our consolidated financial statements and notes thereto, “Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the other financial information included elsewhere or incorporated by reference in this Form 10-K.

SELECTED FINANCIAL AND OTHER DATA

(in thousands, except per share data, number of employees and shareholders of record)

	Year ended

	Dec. 31	Dec. 31	Dec. 31	Jan. 3	Dec. 28
	2000(1)	1999	1998	1998	1996(2)(3)

Operations Net sales	$1,638,540	$1,721,566	$1,524,517	$1,362,606	$1,406,400

Cost of products sold	847,413	860,811	787,401	718,112	739,893

Asset write-downs and discontinued product inventories	49,174				27,924

Total cost of products sold	896,587	860,811	787,401	718,112	767,817

Gross profit	741,953	860,755	737,116	644,494	638,583

Selling, general and administrative expenses	664,422	645,613	553,181	482,324	541,110

Special charges and other asset write-downs	18,190				27,076

	682,612	645,613	553,181	482,324	568,186

Operating income	59,341	215,142	183,935	162,170	70,397

Spin-off transaction costs					(5,000)

Interest and other expenses	(50,306)	(32,712)	(23,358)	(28,235)	(22,974)

Net loss of joint ventures	(37,615)	(1,347)

Gain on special items	9,243

Income (loss) before income taxes	(19,337)	181,083	160,577	133,935	42,423

Income taxes (benefit)	(8,329)	64,317	57,961	50,225	12,511

Net income (loss)	$(11,008)	$116,766	$102,616	$83,710	$29,912

Net income (loss) per share

Basic	$(0.12)	$1.19	$1.04	$0.91	$0.33

Diluted	$(0.12)	$1.17	$1.02	$0.89	$0.33

Basic shares outstanding	92,237	98,255	98,294	91,918	89,705

Equivalent shares	0	1,810	2,185	2,231	1,269

Diluted shares	92,237	100,065	100,479	94,149	90,974

Balance Sheet Data (at year end)

Total assets	$1,381,971	$1,269,686	$1,175,375	$883,852	$866,126

Working capital (deficit)	(17,112)	14,390	(11,535)	(11,797)	41,107

Long-term debt	469,271	300,851	280,223	84,399	269,515

Stockholders’ equity	293,907	411,271	390,225	320,046	140,657

Other Data

Depreciation and amortization	53,996	43,130	36,489	31,763	30,533

Capital expenditures	45,885	62,495	50,330	46,715	49,468

Number of employees (end of year)	3,351	3,754	3,759	3,548	2,812

Number of employees (average)	3,559	3,757	3,654	3,180	3,125

Dividends on common shares	25,762	31,407	31,497	29,510	14,365

(1)	Includes restructuring and special charges of $97.8 million ($63.8 million after tax or $0.69 per share), partially offset by a gain on special items of $9.2 million ($5.8 million after tax or $0.06 per share) in 2000. See Notes 3 and 5 of the Consolidated Financial Statements.

(2)	Includes restructuring charges and asset write-downs and Spin-off transaction costs of $60 million ($35.3 million after tax or $0.39 per share) in 1996.

(3)	Net income per share is presented for 1996 because our common shares were issued on August 15, 1996. The calculation of income per share in 1996 assumes that the common shares and common share equivalents were outstanding for the entire year.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

SFX01

      As previously disclosed, management has outlined an initiative labeled “SFX01”. This three step initiative can be summarized as follows:

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

Restructuring & Special Charges

  Third Quarter 2000 Special Charge

      On October 18, 2000, we announced a special charge related to the Specialty Personal Care business, the Dial/ Henkel joint ventures, and severance costs for prior management. We recorded $73.9 million ($48.9 million after tax or $0.53 per share) of this special charge during 2000. We do not anticipate that any additional amounts will be recorded in 2001 with respect to this special charge. The pre-tax charges consist of the following:

		Cash	Amount	Ending
	Total	spent during	charged against	reserves at
	charges	period	assets	12/31/00

	(in thousands)

Employee separations	$3,077	$(1,014)	$—	$2,063

Discontinued product inventories and related charges	40,169	(1,625)	(29,344)	9,200

Other exit costs	200	(65)		135

Joint ventures — special charges	30,471	—	(30,471)	—

Total	$73,917	$(2,704)	$(59,815)	$11,398

      See the additional discussion of these charges in Notes 3 and 5 to the Consolidated Financial Statements included in this Form 10-K.

      For income statement purposes, $29.3 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges, $14.1 million is included in Special charges and other asset writedowns, and $30.5 million is included in Net loss of joint ventures. For segment reporting, $38.9 million of the charge is included in Specialty Personal Care, $4.0 million is included in Domestic Branded, $0.4 million is included in International and $0.1 million is included in Commercial Markets & Other.

      Cash requirements for the special charges were funded from normal operations. As a result of the special charge, we currently expect to realize projected annual pre-tax operating benefits of approximately $10 million beginning in 2001. These benefits consist of savings from the Dial/ Henkel joint ventures of approximately $7 million and reductions in Selling, general and administrative expenses and Cost of products sold totaling approximately $3 million.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of the circumstances and estimates at the time the judgments were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in “— Factors That May Affect Future Results and Financial Condition” could cause actual operating benefits to differ materially from anticipated results.

  Second Quarter 2000 Restructuring

      On June 28, 2000, we announced a $26.0 million restructuring charge ($17.0 million after tax or $.19 per share) designed to improve profitability and operational efficiencies. Specifically, the charge is to:

•	Close our Bristol, Pennsylvania, dry detergent plant. As a result, our dry detergent manufacturing was consolidated into our St. Louis plant in the first quarter of 2001.

•	Consolidate each of the manufacturing and distribution functions of the Specialty Personal Care business, which resulted in discontinuation of certain formulations and inventory, and other one-time costs.

•	Restructure domestic and international organizations, including our sales organization, as a result of acquisitions and changes in the business environment.

      We recorded charges totaling $23.9 million ($14.9 million after tax or $0.16 per share) during 2000. We do not anticipate that any additional amounts will be recorded in 2001 with respect to this restructuring charge. The pre-tax charges consist of the following:

			Cash	Amount	Ending
	Total	Charges	spent during	charged against	reserves at
	charges	reversed	period	assets	12/31/00

	(in thousands )

Employee separations	$4,738	$(253)	$(3,657)	$—	$828

Asset writedowns and discontinued product inventories	18,729	(614)	—	(18,115)	—

Other exit costs	1,818	(500)	(409)	(50)	859

Total	$25,285	$(1,367)	$(4,066)	$(18,165)	$1,687

      See the additional discussion concerning this restructuring charge in Note 3 to the Consolidated Financial Statements included in this Form 10-K.

      For income statement purposes, $19.8 million of the restructuring charge is included in Asset writedowns and discontinued product inventories as a result of restructure and special charges and $4.1 million is included in Special charges and other asset writedowns. For segment reporting, $11.3 million of the charge is included in Domestic Branded, $10.7 million is included in Specialty Personal Care and $1.9 million is included in International.

      Cash requirements for the restructuring were funded from normal operations. As a result of the restructuring charge, we currently expect to realize projected annual pretax operating benefits of approximately $5.3 million beginning in 2001. These benefits consist of reductions in Cost of products sold of approximately $3.3 million and in Selling, general and administrative expenses of approximately $2.0 million.

      The $1.4 million of reversed charges primarily represents an estimate of the amounts recorded during the year that are no longer anticipated due to a pending contract to sell our Bristol, Pennsylvania dry detergent facility for $2.0 million. We may be negatively impacted if this sale is not completed.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in “— Factors that May Affect Future Results and Financial Condition” could cause actual operating benefits to differ materially from anticipated results.

Recent Developments

      In the fourth quarter of 2000, we announced that we reduced the quarterly dividend on Dial stock from $.08 per share to $.04 per share, as part of our efforts to accelerate repayment of our debt. The declaration and payment of dividends are subject to the discretion of Dial’s Board of Directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board.

      In the fourth quarter of 2000, we amended our DCI lease agreements with the new owner/ developer and opted not to commit to constructing a new DCI building. We paid the developer $4.2 million and, in return, our obligation to construct a new building was replaced with an exclusive option to construct a new DCI building. This option expires on June 30, 2003. If we elect to construct a new DCI building before this option expires, a portion of the $4.2 million paid to the developer will be credited to the construction costs of the new DCI building. In addition, the lease on our existing DCI building was extended to August 2007 and the annual rent was increased to approximate a fair market rent. As a result of these lease modifications, a $2.0 million charge was recognized in the fourth quarter of 2000.

      As previously disclosed, we are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. Preliminary discussions with interested parties have taken place; however, no decision concerning the possible sale of this business has been made. At this time, we believe that if a decision is made in the future to divest of this business, a write-down of assets to their estimated market value would be required. Based on current estimates, such a write-down would be in the range of $150 to $170 million after tax. If this takes place, we would be required to obtain our lenders’ waiver because an asset write-down in this range would violate the minimum net worth covenant in our credit facility.

      In the third and fourth quarters of 2000, we reorganized our joint venture arrangements with Henkel KGaA of Germany. Specifically, Dial and Henkel will continue to own a limited U.S. joint venture equally. The only business to be conducted by this joint venture going forward will be the Custom Cleaner home dry-cleaning business. In addition, Dial sold its 49% interest in the Dial/ Henkel Mexico joint venture to Henkel for $18.9 million and recorded a $5 million loss as part of the special charges taken in the third quarter of 2000. In 2000, the two Dial/ Henkel joint ventures resulted in net losses to Dial of $7.1 million, excluding special charges, and $37.6 million including special charges. A detailed discussion of the Dial/ Henkel joint ventures and related special charges is included in Notes 3 and 5 of the Consolidated Financial Statements included in this Form 10-K.

      Beginning in the first quarter of 2001, we plan to adjust our list prices and trade promotion spending on selected personal cleansing and laundry care products to more closely align with our shelf pricing strategies. For the fiscal year 2001, we expect that this will result in a reduction in both gross sales and trade spending of approximately $38.7 million.

      We expect our earnings to be down for the first quarter of 2001 versus the same period a year ago. We believe that the factors relating to the anticipated comparative first quarter 2001 earnings decrease are primarily:

•	An increase in marketing expenses, primarily to support consumer consumption in our core brands and to support two new product launches, Dial Complete® foaming soap and Renuzit One-Touch® electric scented oil air freshener;

•	An increase in interest expense as a result of borrowings to fund the Coast, Plusbelle and Zout acquisitions, our investment in the Dial/ Henkel joint ventures and prior stock repurchases; and

•	Higher energy costs.

      See additional discussion of matters that may impact our results in “— Factors That May Affect Future Results and Financial Condition”.

Fiscal 2000 Compared With Fiscal 1999

      Net sales decreased 4.8% to $1,638.5 million in 2000 from $1,721.6 million in 1999 primarily as a result of a 5.8% decrease in our Domestic Branded segment and a 16.7% decrease in our Specialty Personal Care segment, offset in part by an increase in our International segment of 11.6%. Net sales in 2000 included $67.2 million from acquisitions of the Coast, Plusbelle and Zout businesses.

      Net sales in our Domestic Branded segment decreased 5.8% to $1,269.1 million in 2000 from $1,346.6 million in 1999. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	For the year ended
	December 31		Increase/(Decrease)

	2000	1999	Amount	Percentage

	(in millions)

Personal Cleansing	$384.7	$411.8	$(27.1)	(6.6)%

Laundry Care	472.9	474.2	(1.3)	(0.3)%

Air Fresheners	215.3	213.7	1.6	0.7%

Food Products	196.2	246.9	(50.7)	(20.5)%

Total Domestic Branded	$1,269.1	$1,346.6	$(77.5)	(5.8)%

      The decline in Personal Cleansing resulted primarily from our efforts to reduce end of quarter promotions and shipments, the loss of sales in club stores, tough comparisons to last year due to new product introductions, and the previously disclosed Dial bar restage, offset in part by the inclusion of the Coast acquisition. The decline in Food Products resulted primarily from the previously disclosed Y2K trade inventory build-up in 1999, our efforts to reduce end-of-quarter promotions and shipments, increased competition and tough comparisons to last year due to the heavy 1999 hurricane season. There was also a slight year-over-year decline in Laundry Care due to softness in our non-Purex branded laundry business, offset in part by an increase in the Purex branded laundry business and the inclusion of the Zout acquisition. The increase in Air Fresheners resulted primarily from new product introductions.

      Net sales in our Specialty Personal Care segment decreased 16.7% to $109.0 million from $130.8 million in 1999. The decrease is primarily a result of problems experienced in consolidating the distribution and warehousing functions and resulting distribution losses at some of our customers and the discontinuance of the Nature’s Accent business and some other unprofitable items as part of the special charge taken in the third quarter of 2000.

      Net sales of our International segment increased 11.6% to $194.9 million from $174.6 million in 1999. This was primarily a result of the inclusion of the Plusbelle acquisition in Argentina, partially offset by lower sales in Nuevo Federal due to increased competition in Argentina and lower sales in our Mexico business caused by difficulties encountered in transferring our sales and administrative functions to the Dial/ Henkel Mexico joint venture.

      Net sales in our Commercial Markets and Other segment declined 5.7% to $65.6 million in 2000 from $69.6 million in 1999 primarily as a result of the discontinuation of our merchant surfactant business at the end of 1999 and a decline in soap pellet sales, partially offset by an increase in glycerin sales.

      Gross margin decreased 170 basis points to 48.3% from 50.0% in 1999, excluding the effect of the restructuring and special charges. The restructuring and special charges decreased the gross margin by an additional 300 basis points to 45.3%. Gross margin was negatively impacted primarily by lower overhead absorption in our manufacturing facilities associated with lower sales, higher energy costs, and higher costs resulting from consolidating the distribution and warehousing functions of our Specialty Personal Care business.

      Selling, general and administrative expenses, excluding $18.2 million of expenses attributable to the restructuring and special charges, are up 2.9% to $664.4 million from $645.6 million in 1999. Selling, general and administrative expenses, excluding restructuring and special charges, increased as a percentage of sales to 40.5% for 2000 compared to 37.5% for 1999. This increase resulted primarily from continued marketing and promotional spending in 2000 compared to lower than expected sales.

      Interest and other expense increased 53.8% to $50.3 million for 2000 compared to $32.7 million in 1999. The increase was primarily due to increased debt to fund the Coast, Plusbelle, and Zout acquisitions, our investment in the Dial/ Henkel joint ventures and our stock repurchase program.

      Our share of the loss in the Dial/ Henkel joint ventures was $7.1 million in 2000, excluding the effect of the special charge relating to the Dial/ Henkel LLC and Dial/ Henkel Mexico joint ventures. The special charge of $30.5 million was to record the discontinuation of Purex Advanced, asset impairment for Custom Cleaner, and loss on sale of our interest in the Dial/ Henkel Mexico joint venture. The special charge for the joint venture is more fully discussed in Note 3 to the Consolidated Financial Statements.

      Our gain on special items consists of a pre-tax gain on sale of facility of $4.7 million resulting from the sale of land in a transaction where we sold our DCI building and accompanying 23 acre parcel in Scottsdale, Arizona to an unrelated third party. In addition, we recorded a $4.6 million curtailment gain resulting from changes to retiree medical plan benefits. The anticipated annual savings of $1.0 million resulting from our curtailment of these benefits are expected to be invested in enhancements to other Dial employee benefit plans.

      Our consolidated effective income tax rate for 2000, excluding restructuring and special charges, was 32.1%, down from 35.5% for 1999. The lower effective tax rate in 2000 was primarily due to higher permanent items for tax purposes over a lower pre-tax income. Our consolidated effective rate for 2000, including restructuring and special charges, was a benefit of 43.1%.

      Net income for 2000, excluding the special and restructuring charges and gain on special items, was $47.0 million, or $0.51 per diluted share, versus $116.8 million, or $1.17 per diluted share in 1999. Including the $97.8 million special and restructuring charges and $9.2 million pre-tax one-time gains, we reported a net loss of $11.0 million, or $0.12 per share (diluted). This decrease in net income is primarily attributable to the factors explained above.

Fiscal 1999 Compared With Fiscal 1998

      Net sales increased 12.9%, to $1,721.6 million in 1999 from $1,524.5 million in 1998. This increase resulted from strong growth in Personal Cleansing, Laundry Care, Air Fresheners and Food Products franchises which grew at 4%, 14%, 21% and 6%, respectively. Sales from Freeman Cosmetic Corporation, acquired in July of 1998, and Sarah Michaels, Inc., acquired in September of 1998, also contributed to the increase. The Purex brand instituted a price increase beginning in January of 1999. Sales net of the Purex price increase improved 11% for the year.

      Domestic Branded net sales increased 10.2%, to $1,346.6 million in 1999 from $1,222.0 million in 1998 partially due to end-of-quarter promotions and shipments. Additional net sales information for the businesses included in our Domestic Branded segment is set forth below:

	For the year ended
	December 31		Increase/(Decrease)

	1999	1998	Amount	Percentage

	(in millions)

Personal Cleansing	$411.8	$394.8	$17.0	4.3%

Laundry Care	474.2	417.0	57.2	13.7%

Air Fresheners	213.7	177.1	36.6	20.7%

Food Products	246.9	233.1	13.8	5.9%

Total Domestic Branded	$1,346.6	$1,222.0	$124.6	10.2%

      The increase in Personal Cleansing resulted primarily from new product launches. The increase in Food Products resulted primarily from Y2K trade inventory build-up and a heavy 1999 hurricane season. There was also an increase in Laundry Care driven primarily by a price increase in Purex and the introduction of a new Purex line extension. The increase in Air Fresheners resulted primarily from having a full year of volume on new product introductions from the prior year.

      Net sales in our Specialty Personal Care segment increased 89.0% to $130.8 million in 1999 from $69.2 million in 1998. The increase resulted primarily from the inclusion of Sarah Michaels and Freeman acquisitions.

      Net sales in our International segment increased 6.4% to $174.6 million from $164.1 million in 1998, primarily as a result of increased sales in Canada of 18% and Mexico of 5%. Sales in Argentina were up 2% for the year but were slowed as a result of new competition which led to a detergent price war and a lingering recession.

      Net sales in our Commercial Markets and Other segment remained relatively flat at $69.6 million in 1999 compared to $69.1 million in 1998. In late 1999, we sold the rights to our merchant surfactant business for an immaterial amount with the intention of using internally all of our manufactured surfactants.

      Gross margin increased 160 basis points to 50.0% in 1999 from 48.4% in 1998 resulting primarily from the Purex price increase and continuing improvement in manufacturing efficiencies in the manufacturing facilities. Gross margin net of the Purex price increase was 49.2% for 1999.

      Selling, general and administrative expenses for 1999 increased 16.7% to $645.6 million from $553.2 million in 1998. The increase was primarily due to higher marketing expense to support core business merchandising initiatives including the Purex price increase, new product launches, and amortization of goodwill and incremental administrative expense associated with the acquisitions of Freeman and Sarah Michaels.

      Interest and other expense increased 40.0% to $32.7 million for 1999 compared to $23.4 million in 1998. The increase was primarily due to increased debt to fund the Freeman and Sarah Michaels acquisitions and our stock repurchase program.

      Our consolidated effective income tax rate for 1999 was 35.5%, down from 36.1% for 1998. The lower effective tax rate in 1999 was primarily due to lower state and foreign taxes.

      Net income increased 13.8% to $116.8 million in 1999 from $102.6 million in 1998. The increase was primarily due to increased sales, gross margin improvements and a decrease in our effective tax rate, offset in part by a loss in the Dial/ Henkel LLC joint venture of $1.3 million.

Liquidity and Capital Resources

      Total debt increased $233.9 million to $595.0 million from $361.1 million at December 31, 1999. The increase is primarily attributable to the acquisitions of the Coast, Plusbelle and Zout businesses, our investments in the Dial/ Henkel joint ventures, the funding of our now discontinued stock repurchase program and the elimination of our sale of receivables program.

      We generated cash from operations of $110.8 million during 2000 compared to cash generated of $121.8 million during the same period in 1999. The decrease in cash provided from operations was primarily attributable to a decline in net income, offset in part by the non-cash portion of restructuring and special charges and reduced working capital levels due to lower sales.

      Capital expenditures for 2000 were $45.9 million versus $62.5 million for the comparable period in 1999. Capital spending in 2001 is expected to decrease to approximately $40.0 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. However, our plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

      During the second quarter of 2000, we sold the Dial Center for Innovation (“DCI”), formerly known as the Dial Technical and Administration Center, and accompanying 23 acre parcel in Scottsdale, Arizona to an unrelated third party developer for a purchase price of $15.3 million. At that time, we entered into an operating lease with this third party for the existing DCI building pending construction of a new DCI building. We also entered into an operating lease with an initial term of 15 years for a new DCI building that may be constructed on an 11 acre portion of the 23 acre parcel. We have accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from our consolidated balance sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. In the fourth quarter of 2000, we amended our agreements with the developer and opted not to commit to constructing a new DCI building. We paid the third party $4.2 million and, in return, our obligation to construct a new building was replaced with an exclusive option to construct a new DCI building. This option expires on June 30, 2003. If we elect to construct a new DCI building before this option expires, a portion of the $4.2 million paid to the developer will be credited to the construction costs of the new DCI building. In addition, the lease on our existing DCI building was extended to August 2007 and the annual rent was increased to approximate a fair market rent. As a result of these lease modifications, a $2.0 million charge was recognized in the fourth quarter of 2000.

      In the second quarter of 2000 we entered into a new $450 million credit facility that replaced our $350 million facility that was established in July 1999. Our credit facility was intended to serve as a backstop facility for our commercial paper program. However, due to market conditions and the placement of our short term debt rating on watch by Moody’s Investors Service, we have not been able to access the commercial paper market in the first quarter of 2001. As a result, we have been making borrowings under our credit facility. Borrowings under our credit facility are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until July 2001 for up to $180 million. We will need to refinance approximately $100 million of short term debt drawn under the $180 million commitment that expires in July 2001 and are considering a variety of financing options, including a securitization of our accounts receivable. The interest rate applicable to borrowings under our credit facility is, at our option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over such indices during the term of the credit facility. Our credit facility also requires us to pay commitment fees to the banks making commitments under the credit facility. These spreads and fees are subject to adjustment if our debt ratings change. At December 31, 2000 we had $381.7 million outstanding in commercial paper, bearing interest at rates ranging from 7.05% to 8.60%.

      The financial covenants of the credit agreement require us to maintain minimum net worth of at least 80% of such net worth as of the date of the agreement plus 25% of net income subsequent thereto plus certain other additions to net worth. As mentioned above, we will need our lender’s waiver or amendment of the covenant if we decide to divest our Specialty Personal Care business because the estimated resulting write-down of assets of $150 to $170 million would violate this covenant. The covenants also require us to maintain a maximum ratio of three-to-one for funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The following table reflects the maximum ratio of funded debt to EBITDA permitted under Dial’s credit facility:

Date	Maximum Ratio

December 31, 2000	3.50 to 1.00

March 31, 2001	3.50 to 1.00

June 30, 2001	3.25 to 1.00

Thereafter	3.00 to 1.00

Dial was in compliance with all covenants under the credit facility at December 31, 2000.

      In the fourth quarter of 2000, we announced that we reduced the quarterly dividend on Dial stock from $.08 per share to $.04 per share, beginning with the dividend to be paid in January 2001. This action was taken to accelerate repayment of debt. The declaration and payment of dividends are subject to the discretion of Dial’s Board of Directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board.

      During the second quarter of 2000, Dial acquired three businesses for $119.1 million in cash. The acquisitions included the Coast bar soap business in the United States, the Plusbelle hair care business in Argentina and the Zout stain remover business in the United States. The purchase price for Zout may increase if a specified level of gross sales of Zout products is achieved in each of the three years following the acquisition date.

      On September 14, 1998, we acquired Sarah Michaels for $182.4 million in cash, which was financed through short-term borrowings supported by our credit agreement. The acquisition price reflects a $4.6 million reduction in the purchase price for Sarah Michaels. These funds were paid out of an escrow account in the third quarter of 2000 and were recorded as a reduction of goodwill.

      On July 1, 1998, we acquired Freeman for $78 million in cash, which was financed through short-term borrowings supported by our credit agreement. The acquisition price reflects a $6 million reduction in the purchase price for Freeman as a result of a net worth adjustment received in January 1999.

      On September 23, 1998, we completed a $200 million public offering of 6.5% Senior Notes due in 2008. The proceeds of the debt financing were used to repay outstanding bank borrowings used for the acquisitions of Freeman and Sarah Michaels. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to redeem the Senior Notes, to place liens on certain properties and to enter into certain sale and leaseback transactions.

      We received approximately $10.7 million from the disposition of assets during 1998, the majority of which resulted from two sales. The Purex Toss ’n Soft brand and related inventories were sold for approximately $5.3 million and a non-operating manufacturing property was sold for $4.0 million. No gain or loss was realized on either of the transactions.

      At December 31, 2000, and December 31, 1999, we held a total of 10,772,046 and 4,887,176 shares, respectively, in treasury. As of December 31, 2000, we had used $54.4 million of the $75.0 million authorized under our 2000 stock repurchase program to repurchase shares. We have decided not to purchase any additional shares under this stock repurchase program.

New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this pronouncement did not have a material impact on our operating results or financial condition.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We were required to adopt this new standard effective January 1, 2001. Our use of financial instruments is limited to purposes other than trading and primarily includes management of employee benefits and commodity expense. We may use financial instruments for the management of interest rate, foreign currency or other risks in the future. The transitional accounting effect of this pronouncement did not have a material impact on our operating results or financial condition.

      In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for Dial in the second quarter of 2001. The implementation of this consensus will require us to change the way we classify certain sales incentives which are currently recorded as selling, general and administrative expenses. The cost of coupons and rebates, which was approximately $8.3 million in 2000, will be recorded as a reduction of net sales. The cost of free products, which was approximately $9.9 million in 2000, will be recorded as cost of products sold.

      The EITF is currently discussing Open Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. Since the Task Force reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” numerous questions have been raised about the accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. This Issue would address the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item.

      We currently record all of the consideration we provide to our customers to promote our products as trade promotion expense. Such costs include consideration given to customers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity. For income statement purposes, we currently record all trade promotion expense as Selling, general and administrative expense. We expense these promotional activities in the period during which the related product ships. In 2000, we incurred approximately $390 million of trade promotion expense.

      The final EITF consensus could have a material effect on Dial’s historical and future net sales amounts, gross margins and operating margins if the consensus requires that some or all of these types of trade promotion costs be recorded by Dial as a reduction of sales rather than as selling, general and administrative expenses.

      The Financial Accounting Standards Board issued a Proposed Statement of Accounting Standards, “Business Combinations and Intangible Assets — Accounting for Goodwill”. The proposed Statement would prohibit goodwill amortization and establish a new method of testing goodwill for impairment. The proposed statement would also prohibit the pooling of interest method of accounting for business combinations and establish a new accounting standard for goodwill acquired in a business combination. The provisions of the proposed Statement would be effective for fiscal quarters beginning after the issuance of a final Statement. The impact of the Statement may be significant if it is issued as currently proposed, as we would be required to test our goodwill for impairment under new standards and would no longer recognize goodwill amortization expense. In 2000, we incurred $9.6 million in goodwill amortization.

Factors That May Affect Future Results and Financial Condition

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

•	We are taking a number of steps designed to improve our operations and financial results, including the restructuring and special charges taken in the second and third quarters of 2000. We may not achieve the benefits that we expect from these measures.

      We are taking a number of steps designed to improve our operations and financial results. For example, in the second and third quarters of 2000, we announced restructuring and special charges totaling up to $98 million. These charges and changes to our business operations are expected to produce cost savings going forward. No assurances can be given that these charges or any of the changes made to our business operations will achieve the benefits that we expect. The expected timing, estimated costs of restructuring and special charges and the projected savings to result from these charges are based upon management’s judgement in light of the circumstances and estimates at the time the judgements were made. Accordingly, the expected timing, estimated costs and projected savings for these charges may change as future events evolve, and the changes may be material.

•	We are considering various strategic alternatives for our company, including selling substantial assets or the entire company. There can be no assurance that we will undertake any strategic alternatives or, if undertaken, that they will prove successful.

      As part of our “SFX01” initiative, we currently are exploring, and will continue to explore, strategic alternatives available to Dial. These alternatives include selling substantial assets or the entire company. Decisions made in the course of SFX01 could result in Dial recording additional special or restructuring charges or asset writedowns. No assurances can be given that any transactions will occur or, if transactions do occur, that they will improve our operating results or financial condition, increase shareholder value or be on terms favorable to Dial. Moreover, the uncertainty created by this environment may adversely impact our ability to retain employees and our relationships with customers, suppliers and lenders.

•	The possible divestiture of our Specialty Personal Care business may lead to an asset writedown in the range of $150 to $170 million after tax. If this were to occur, we would be required to obtain our lenders’ waiver because an asset writedown in this range would violate the minimum net worth covenant in our credit facility.

      As previously disclosed, we are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. Preliminary discussions with interested parties have taken place; however, no decision concerning the possible sale of this business has been made. At this time, we believe that if a decision is made in the future to divest of this business, a write-down of assets to their estimated market value would be required. Based on current estimates, such a write-down would be in the range of $150 to $170 million after tax. If this takes place, we would be required to obtain our lenders’ waiver because an asset write-down in this range would violate the minimum net worth covenant in our credit facility.

      No assurance can be given that we will sell our Specialty Personal Care business or that any sale will be on terms favorable to Dial. Further, no assurance can be given that our lenders will waive compliance with any covenants that may be violated as a result of any such sale, including agreeing to waive compliance with the minimum net worth covenant.

•	We face intense competition in a mature industry that may require us to increase expenditures and lower profit margins to preserve or maintain our market share.

      Currently, we depend primarily on sales generated in U.S. markets (88% of sales in 2000). U.S. markets for consumer products are mature and characterized by high household penetration, particularly with respect to our most significant product categories, including detergents and bar soaps. We may not be able to succeed in implementing our strategies to increase domestic revenues. Our unit sales growth in domestic markets will depend on increasing usage by consumers, product innovation and capturing market share from competitors.

      The consumer products industry, particularly the detergent, personal care and air freshener categories, is intensely competitive. To protect our existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and to introduce and establish new products. These additional measures and increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits as occurred in 2000.

      Many of our competitors are large companies, including The Procter & Gamble Company, Lever Brothers Co., Colgate-Palmolive Company, and S.C. Johnson & Son, Inc., which have greater financial resources than we do. They could outspend us in an attempt to take market share from us.

•	Price-cutting measures in response to competitive pressures could result in decreased profit margins.

      Consumer products, particularly those that are value-priced, are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive and consumer pressures and to maintain market share. Any reduction in our prices to respond to these pressures would have an adverse impact on our profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would be materially adversely affected. In 2000, our sales volumes declined, which reduced our margins and materially adversely affected our results of operations. No assurances can be given that our sales volumes will not continue to decline or that we will be able to grow our sales volumes sufficiently to offset the reduction in our margins.

•	Providing price concessions or trade terms that are acceptable to our trade customers, or our failure to do so, could adversely affect our sales and profitability. Reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect our sales.

      Because of the competitive environment facing retailers, we face pricing pressure from these customers. Many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could adversely affect our margins. Further, if we are unable to maintain price or trade terms that are acceptable to our trade customers, they could increase product purchases from our competitors, which would adversely affect our sales and profitability. In 2000, some of our retail customers reduced inventory levels of our products and this inventory level reduction materially adversely affected our results of operations. No assurances can be given that our retail customers will not continue to reduce inventory levels in managing their working capital requirements. Any further reduction in inventory levels could continue to materially adversely affect our results of operations. In this regard, consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely impact our results of operations. Our performance is also dependent upon the general health of the economy and of the retail environment in particular and could be materially affected by changes affecting retailing and by the financial difficulties of retailers.

•	Loss of our principal customers could significantly decrease our sales and profitability.

      Our top ten customers accounted for 50% of net sales in 2000. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 21% of net sales in 2000. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers could have a material adverse effect on our sales and profitability.

•	Price increases in certain raw materials could adversely affect our profit margins.

      Rapid increases in the prices of certain raw materials could materially impact our profit margins. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.09 and $0.28 per pound from January 1, 1995, to December 31, 2000. Recently, the price of tallow has been trading at the lower end of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases as readily as many competitors, which tend to use less tallow in their products. In addition, we depend on a single supplier for Triclosan, the antibacterial agent that is the active ingredient used in Liquid Dial products. Although we have an adequate supply of Triclosan for our current and foreseeable needs, a significant disruption in this supply could have a short-term material adverse impact on our financial results.

•	We have made, and may continue to make, acquisitions that prove unsuccessful or strain or divert our resources.

      Over the past three years, we have made several acquisitions and entered into two joint ventures. We may make additional acquisitions or substantial investments in complementary businesses or products in the future. All of the acquisitions and investments described above entailed, and any future acquisitions or investments would entail, various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on our financial results. For example, we have not obtained the desired financial benefits from our acquisitions of Freeman and Sarah Michaels or from our Dial/ Henkel joint ventures, and this had a material adverse effect on our financial results in 2000. The risks entailed in acquisitions and investments are greater for Dial in light of the number of acquisitions we have made in the last three years.

      Any future acquisitions and investments also could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect our financial results and condition.

•	The FDA could impose standards that negatively impact our ability to market some of our products as antibacterial.

      Since the 1970s, the Food and Drug Administration has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. Dial, which uses the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, emphasizes the antibacterial properties of its soap products in its marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require Dial to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in its products, all of which could materially adversely affect our business.

•	Our international expansion efforts may prove unsuccessful.

      In 2000, 88% of our sales were generated in U.S. markets. To diversify, we have pursued a strategy to continue to penetrate international markets to supplement our domestic revenues. To date some of our international acquisitions and joint ventures have not yielded the benefits we had anticipated. In implementing an international expansion strategy, we face barriers to entry and the risk of competition from local and other companies that already have established global businesses, risks generally associated with conducting business internationally, including exposure to currency fluctuations, limitations on foreign investment, import/export controls, nationalization, unstable governments and legal systems, and the additional expense and risks inherent in operating in geographically and culturally diverse locations. Because we have attempted to develop our international business through acquisitions as well as joint ventures, co-packaging arrangements and/or other alliances, we also are subject to risks associated with such arrangements, including those relating to the combining of different corporate cultures and shared decision making. In addition, since our current international distribution capabilities are extremely limited, we also may need to acquire a distribution network or enter into alliances with existing distributors before we can effectively conduct operations in new markets.

•	We could become the subject of adverse publicity or product recalls that negatively impact our operations.

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

      We have used nonlyphenol ethoxylate as an ingredient in our liquid and powder detergent products. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from nonlyphenol ethoxylate as it decomposes and the adverse impact on the reproductive health of certain aquatic animals exposed to those compounds. Although to our knowledge none of the studies undertaken on nonlyphenol ethoxylate has demonstrated a link between the compound and such effect in the environment or in human beings, there can be no assurance that subsequent studies will not in fact demonstrate such a link or demonstrate other adverse environmental consequences. Current government regulations do not impose any restrictions on the use of nonlyphenol ethoxylate, or impose any liability on any of the businesses that utilize nonlyphenol ethoxylate in the products they manufacture. We believe, however, that a number of governmental agencies in North America and Europe are discussing formal regulation of nonlyphenol ethoxylate in the environment. We have reformulated our detergents to eliminate this compound as an ingredient.

•	We may incur unexpected expenses due to environmental matters.

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we currently do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, four of which are currently active. As of December 31, 2000, we have accrued in our financial statements approximately $1.2 million in reserves for expenses related to Superfund sites and the clean-up of closed plant sites. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

•	Loss of key managerial personnel could negatively impact our operations.

      Our operation requires managerial expertise. Of our current key personnel, only the Chief Executive Officer has an employment contract with us. There can be no assurance that any of our key employees will remain in our employ. The loss of key personnel could have a material adverse effect on our operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

      The following discussion of our exposure to various market risks contains “forward looking statements” that involve risks and uncertainties. These projected results have been prepared utilizing assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the unpredictability of interest rates, foreign currency rates, commodity prices and other factors, actual results could differ materially from those projected in this forward looking information.

      Our use of financial instruments is limited to purposes other than trading and primarily includes management of employee benefits and commodity expense. We may use financial instruments for the management of interest rate, foreign currency or other risks in the future.

Interest Rate Risk

      We have short-term debt, short-term bank borrowings and a commercial paper program supported by a long-term revolving credit agreement that subject us to the risk of loss associated with movements in market interest rates.

      At December 31, 2000, we had $125.8 million in short-term borrowings outstanding including $14.0 million in borrowings by our Argentinean subsidiary and $469.3 million in long-term debt outstanding. Of the long-term debt outstanding, $198.4 million is fixed-rate debt (6.5%) and, accordingly, does not expose us to risk of earnings loss due to changes in market interest rates. Both the short-term debt of $125.8 million and the remaining $270.0 million of commercial paper issuances (which are classified as long-term debt because they are supported by the long-term credit agreement) have maturities of between one and sixty days. Accordingly, the interest rates associated with those borrowings reset as the borrowings mature and are renewed.

      At December 31, 2000, the commercial paper issuances had a weighted average interest rate of 7.48%. If the floating rates were to change by 10% from December 31, 2000, levels, annual interest expense associated with the floating-rate debt would change by approximately $2.8 million before tax.

      To manage our exposure to interest rate risk, we purchased a 7.125% interest rate cap option on 30 day LIBOR with a notional amount of $100 million. The cap option expires on June 20, 2001. Under the terms of the interest rate cap, if 30 day LIBOR exceeds 7.125% (the “fixed rate”) on any of the twelve monthly measurement dates during the life of the option, we will receive a payment equal to one twelfth of the product of the difference between the fixed rate and 30 day LIBOR multiplied by the notional amount. At December 31, 2000, 30 day LIBOR was 6.5%. A 10% change in interest rates would have an immaterial effect on the fair market value of the interest rate cap.

Foreign Currency

      We are subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/ Canadian Dollar, U.S. Dollar/ Mexican Peso and U.S. Dollar/ Argentinean Peso.

      The Argentinean Peso’s value has been “pegged” by the Argentinean government as equal to the U.S. Dollar. Through December 31, 2000, this currency equivalency applied. However, there can be no assurance in the future that the Argentinean government will continue this policy or have the ability to ensure that the value of the Argentinean Peso will continue to equal the U.S. Dollar.

      At December 31, 2000, one U.S. Dollar was worth 1.499 Canadian Dollars and 9.623 Mexican Pesos, respectively. For the year ended December 31, 2000, the U.S. Dollar/ Canadian Dollar exchange rate fluctuated between a high of $1.00/ C$1.557 to $1.00/ C$1.435 and the U.S. Dollar/ Mexican Peso exchange rate fluctuated between $1.00/ P$10.08 and a low of $1.00/ P$9.172. If there were a 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar, the Mexican Peso and the Argentinean Peso from those at December 31, 2000, we would have an annual currency translation gain or loss of approximately $7 million before tax.

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

      We do utilize financial derivatives to fix the price of the raw material component of the cardboard boxes and packaging we use in our business. Our purchase contracts with our cardboard box suppliers have provisions that allow the raw material component of the box price to reset based on movements in the price of cardboard. This component is based on the Pulp & Paper Week 42 lb. linerboard price index. We have entered into a series of contracts for 2001 covering a notional amount of 18,000 tons that allow us to pay a weighted average fixed price per ton of cardboard of $470.00 and receive payments based on the Pulp & Paper Week index. At December 31, 2000, the Pulp & Paper Weekindex price was $475/ton. Open contracts had a fair market gain associated with them of approximately $90,000.

Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, participants can defer a portion of their compensation into Dial stock units. For deferrals made in 1999 and 2000, deferred compensation due to participants is included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The Trust is also included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits”.

      Deferrals made in 1998 were placed in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have cash surrender value that accrue tax-free earnings largely based on the performance of the S&P 500. To the extent that the return on Dial shares is different from that of the S&P 500, income or expense is generated by the plans.

      We have entered into a contract with a financial institution that provides for an exchange of payments based on the relative performance of our common shares and the S&P 500. The contract has a notional amount of 244,000 Dial common shares and 5,200 S&P 500 futures contracts and is renewable quarterly. At the time of renewal, the index price of Dial shares and the S&P 500 resets to the current market price. Any income or loss generated by the contract is recognized in the income statement and offsets the income statement impact of the deferred compensation plan. Because the contract renews near the end of each quarter, its market value at the end of each quarter (and accordingly, at December 31, 2000) approximates zero.

Item 8.  Financial Statements and Supplementary Data

      Our consolidated balance sheets as of December 31, 2000, December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), cash flow and stockholders equity for each of the fiscal years in the three-year period ended December 31, 2000, together with related notes and the report of Deloitte & Touche LLP are set forth on the following pages.

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

/s/ HERBERT M. BAUM	/s/ CONRAD A. CONRAD

Herbert M. Baum Chairman, President & Chief Executive Officer	Conrad A. Conrad Executive Vice President & Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of

  Directors of The Dial Corporation:

      We have audited the accompanying consolidated balance sheets of The Dial Corporation as of December 31, 2000, and 1999, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corporation as of December 31, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Phoenix, Arizona

January 22, 2001

THE DIAL CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	As of December 31

	2000	1999

ASSETS

Current Assets:

Cash and cash equivalents	$6,844	$6,126

Receivables, less allowance of $5,983 and $7,994	168,170	107,413

Inventories	162,783	180,744

Deferred income taxes	18,910	17,852

Other current assets	21,036	20,369

Total current assets	377,743	332,504

Property and equipment, net	301,027	306,585

Deferred income taxes	55,425	65,200

Intangibles, net	614,458	524,745

Other assets	33,318	40,652

	$1,381,971	$1,269,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$139,702	$128,320

Short-term borrowings	125,776	60,263

Income taxes payable	—	29,931

Other current liabilities	129,377	99,600

Total current liabilities	394,855	318,114

Long-term debt	469,271	300,851

Pension and other benefits	217,035	232,586

Other liabilities	6,903	6,864

Total liabilities	1,088,064	858,415

Commitments and contingencies (Notes 15 and 19)	—	—

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares authorized; 105,679,849 and 105,480,645 shares issued	1,057	1,055

Additional capital	402,024	448,977

Retained income	153,600	190,370

Accumulated other comprehensive income (loss)	(3,465)	(2,851)

Employee benefits	(45,128)	(95,802)

Treasury stock, 10,772,046 and 4,887,176 shares held	(214,181)	(130,478)

Total stockholders’ equity	293,907	411,271

	$1,381,971	$1,269,686

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended December 31

	2000		1999	1998

Net sales		$1,638,540	$1,721,566	$1,524,517

Costs and expenses:

Cost of products sold		847,413	860,811	787,401

Asset writedowns and discontinued product inventories as a result of restructuring and special charges		49,174	—	—

Total cost of products sold		896,587	860,811	787,401

Selling, general and administrative expenses		664,422	645,613	553,181

Special charges and other asset writedowns		18,190	—	—

		682,612	645,613	553,181

Total costs and expenses		1,579,199	1,506,424	1,340,582

Operating income		59,341	215,142	183,935

Interest and other expenses		(50,306)	(32,712)	(23,358)

Net loss of joint ventures (including special charges of $30,471 in 2000)		(37,615)	(1,347)	—

Other income — gain on special items		9,243	—	—

Income (loss) before income taxes		(19,337)	181,083	160,577

Income taxes (benefit)		(8,329)	64,317	57,961

NET INCOME (LOSS)		$(11,008)	$116,766	$102,616

NET INCOME (LOSS) PER SHARE — BASIC	$	(0.12)	$1.19	$1.04

NET INCOME (LOSS) PER SHARE — DILUTED		$(0.12)	$1.17	$1.02

Weighted Average Basic shares outstanding		92,237	98,255	98,294

Weighted Average Equivalent shares		0	1,810	2,185

Weighted Average Diluted shares outstanding		92,237	100,065	100,479

NET INCOME (LOSS)		$(11,008)	$116,766	$102,616

Other comprehensive income (loss) net of tax:

Foreign currency translation adjustment		(370)	295	(524)

Minimum pension liability adjustment		(244)	5,803	(6,625)

Other comprehensive income (loss)		(614)	6,098	(7,149)

COMPREHENSIVE INCOME (LOSS)		$(11,622)	$122,864	$95,467

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

(in thousands)

	Year Ended December 31

	2000	1999	1998

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

Net income (loss)	$(11,008)	$116,766	$102,616

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	40,457	31,455	27,980

Amortization	13,539	11,675	8,509

Deferred income taxes	7,955	10,321	33,235

Restructuring charges, special charges and asset writedowns	97,835

Gain on special items	(9,243)

Change in operating assets and liabilities:

Receivables	14,029	(34,111)	(29,152)

Inventories	(18,437)	(23,640)	8,651

Trade accounts payable	9,316	4,547	2,440

Income taxes payable	(29,326)	20,446	(5,896)

Other assets and liabilities, net	(4,360)	(15,692)	(26,108)

Net cash provided by operating activities	110,757	121,767	122,275

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Capital expenditures	(45,885)	(62,495)	(50,330)

Investment in and loans to joint ventures	(13,490)	(11,811)

Acquisition of businesses, net of cash acquired and escrow refunds	(114,502)	6,046	(271,043)

Proceeds from sales of property and equipment	11,114		10,662

Net cash used by investing activities	(162,763)	(68,260)	(310,711)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

Net change in long-term borrowings	168,420	20,628	190,300

Common stock purchased for treasury	(83,144)	(100,216)	(26,166)

Net change in short-term bank loans	65,513	49,874	1,889

Dividends paid on common stock	(25,762)	(31,407)	(31,497)

Cash proceeds from stock options	874	18,158	25,126

Net change in receivables sold	(73,177)	(16,823)	31,100

Net cash provided (used) by financing activities	52,724	(59,786)	190,752

Net increase (decrease) in cash and cash equivalents	718	(6,279)	2,316

Cash and cash equivalents, beginning of year	6,126	12,405	10,089

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,844	$6,126	$12,405

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(in thousands)

							Accumulated
	Common Stock					Common	Other
			Additional	Retained	Employee	Stock in	Comprehensive
	Shares	Amount	Capital	Income	Benefits	Treasury	Income (loss)	Total

Balance, January 3, 1998	102,725	$1,027	$393,947	$33,892	$(105,572)	$(1,448)	$(1,800)	$320,046

Exercise of stock options	1,630	17	18,963		13,158	(923)		31,215

Common stock purchased for treasury						(26,166)		(26,166)

Dividends on common stock				(31,497)				(31,497)

Change in employee benefits			37,857		(36,697)			1,160

Net income				102,616				102,616

Other comprehensive income (loss)							(7,149)	(7,149)

Balance, December 31, 1998	104,355	1,044	450,767	105,011	(129,111)	(28,537)	(8,949)	390,225

Exercise of stock options	1,007	10	13,269		15,662	(1,469)		27,472

Common stock purchased for treasury						(100,216)		(100,216)

Dividends on common stock				(31,407)				(31,407)

Change in employee benefits	119	1	(15,059)		17,647	(256)		2,333

Net income				116,766				116,766

Other comprehensive income							6,098	6,098

Balance, December 31, 1999	105,481	1,055	448,977	190,370	(95,802)	(130,478)	(2,851)	411,271

Exercise of stock options	57	1	359		630	(116)		874

Common stock purchased for treasury						(83,144)		(83,144)

Dividends on common stock				(25,762)				(25,762)

Change in employee benefits	142	1	(47,312)		50,044	(443)		2,290

Net income (loss)				(11,008)				(11,008)

Other comprehensive income (loss)							(614)	(614)

Balance, December 31, 2000	105,680	$1,057	$402,024	$153,600	$(45,128)	$(214,181)	$(3,465)	$293,907

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. We also market specialty personal care products under the brand names Freeman® and Sarah Michaels®. These products are sold to consumers primarily though supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. We do approximately 88% of our business in the United States.

      Prior to August 1996, we operated as the consumer products business of Viad Corp. Viad, our former parent, was then known as The Dial Corp. In August 1996, our former parent declared a dividend and distributed to its stockholders all the outstanding common stock of The Dial Corporation causing us to become a separately publicly traded company. This transaction is known as the Spin-off. We have operated as The Dial Corporation since the Spin-off.

Note 2.  Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries. We account for our investment in the Dial/ Henkel LLC joint venture and our prior investment in the Dial/ Henkel Mexico joint venture under the equity method of accounting. Intercompany transactions and profits have been eliminated in consolidation.

      Use of Estimates. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimated cash flows used to measure long-lived assets for impairment and estimated net realizable value of discontinued inventories. Actual results could differ from those estimates.

      Revenue Recognition. Sales are recorded at the time products are shipped to customers.

      Major Customers. Major customers are defined as those that individually accounted for more than 10% of our net sales. Sales to Wal-Mart, including its affiliate Sam’s Club, accounted for 21%, 18% and 17% of our net sales in 2000, 1999 and 1998.

      Marketing and Research and Development Costs. All expenditures for marketing and research and development are charged against earnings in the period incurred and are reported in the Statement of Consolidated Operations under the caption “Selling, general and administrative expenses.” Our internal and external research and development expenditures totaled approximately $13.7 million, $11.7 million, and $10.1 million in 2000, 1999, and 1998. Marketing costs include the costs of advertising and various sales promotional programs.

      Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

      Inventories. Inventories are stated at the lower of cost (first in, first out and average cost methods) or market.

      Long-Lived Assets. We evaluate the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. For assets to be disposed of, we report long-lived assets at the lower of the carrying amount or fair value less cost to sell. We are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest of this business, a write-down of assets to their estimated market value would be required.

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings	2% to 5%

Machinery and other equipment	5% to 33%

Leasehold improvements	Lesser of lease term or useful life

      Intangibles. Intangibles are carried at cost less accumulated amortization. Intangibles that arose prior to November 1, 1970, are not being amortized. Goodwill arising on or after November 1, 1970, is amortized on the straight-line method over the periods of expected benefit but not in excess of 40 years. Other intangible assets, including trademarks, patents and customer lists, are amortized over useful lives ranging from 10 to 40 years.

      Net Income (Loss) Per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust are not considered outstanding for net income (loss) per share calculations until the shares are released from the Trust and transferred to an employee or transferred on behalf of an employee.

      At December 31, 2000, there were 105,679,849 shares of common stock issued and 94,907,803 shares outstanding. At December 31, 2000, and December 31, 1999, a total of 3,654,344 and 3,939,671, respectively, of the issued shares were held by the Employee Equity Trust. At December 31, 2000, and December 31, 1999, a total of 10,772,046 and 4,887,176 shares of common stock, respectively, were held in treasury.

      In addition to common stock, we are authorized to issue 10,000,000 shares of preferred stock, par value of $.01 per share, none of which has been issued.

      New Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this pronouncement did not have an impact on our operating results or financial condition.

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We were required to adopt this new standard effective January 1, 2001. Our use of financial instruments is limited to purposes other than trading and primarily includes management of employee benefits and commodity expense. We may use financial instruments for the management of interest rate, foreign currency or other risks in the future. The transitional accounting effect of this pronouncement did not have a material impact on our operating results or financial condition.

      In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for Dial in the second quarter of 2001. The implementation of this consensus will require us to change the way we classify certain sales incentives which are currently recorded as selling, general and administrative expenses. The cost of coupons and rebates, which was approximately $8.3 million in 2000, will be recorded as a reduction of net sales. The cost of free products, which was approximately $9.9 million in 2000, will be recorded as cost of products sold.

      The EITF is currently discussing Open Issue No. 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. Since the Task Force reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” numerous questions have been raised about the accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. This Issue would address the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item.

      We currently record all of the consideration we provide to our customers to promote our products as trade promotion expense. Such costs include consideration given to retailers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity. For income statement purposes, we currently record all trade promotion expense as Selling, general and administrative expense. We expense these promotional activities in the period during which the related product ships. In 2000, we incurred approximately $390 million of trade promotion expense.

      The final EITF consensus could have a material effect on Dial’s historical and future net sales amounts, gross margins and operating margins if the consensus requires that some or all of these types of trade promotion costs be recorded by Dial as a reduction of sales rather than as selling, general and administrative expenses.

      The Financial Accounting Standards Board issued a Proposed Statement of Accounting Standards, “Business Combinations and Intangible Assets — Accounting for Goodwill”. The proposed Statement would prohibit goodwill amortization and establish a new method of testing goodwill for impairment. The proposed statement would also prohibit the pooling of interest method of accounting for business combinations and establish a new accounting standard for goodwill acquired in a business combination. The provisions of the proposed Statement would be effective for fiscal quarters beginning after the issuance of a final Statement. The impact of the Statement may be significant if it is issued as currently proposed, as we would be required to test our goodwill for impairment under new standards and would no longer recognize goodwill amortization expense. In 2000, we incurred $9.6 million in goodwill amortization.

      Derivative Financial Instruments. Our use of financial instruments is limited to purposes other than trading and primarily includes management of employee benefits and commodity expense. These instruments qualify for hedge accounting. The financial impacts of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged. We may use financial instruments for the management of interest rate, foreign currency or other risks in the future

      Reclassifications. Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.

Note 3. Restructuring and Special Charges

Third Quarter 2000 Special Charges

      On October 18, 2000, we announced a special charge related to the Specialty Personal Care business, the Dial/ Henkel joint ventures, and severance costs for prior management. We recorded $73.9 million ($48.9 million after tax or $0.53 per share) related to this special charge during 2000. We do not anticipate that any additional amounts will be recorded in 2001 with respect to this special charge. The pre-tax charges consist of the following:

				Ending
		Cash spent	Amount charged	reserves at
	Total charges	during period	against assets	12/31/00

	(in thousands)

Employee separations	$3,077	$(1,014)	$—	$2,063

Discontinued product inventories and related charges	40,169	(1,625)	(29,344)	9,200

Other exit costs	200	(65)		135

Joint ventures — special charges	30,471	—	(30,471)	—

Total	$73,917	$(2,704)	$(59,815)	$11,398

      For income statement purposes, $29.3 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges, $14.1 million is included in Special charges and other asset writedowns, and $30.5 million is included in Net loss of joint ventures. For segment reporting, $38.9 million of the charge is included in Specialty Personal Care, $4.0 million is included in Domestic Branded, $0.4 million is included in International and $0.1 million is included in Commercial Markets & Other.

      The employee separation charges relate primarily to severance packages for three prior executive officers who left Dial in the third quarter. The charges were recorded based either on contractual agreements or were in accordance with Dial policies. These costs have been allocated to our various business segments based upon net sales of the respective segments.

      The discontinued product inventories relate to exiting the Nature’s Accents and ISC private label soap businesses and rationalizing the SKU’s within our Sarah Michaels and Freeman businesses. The charge consists of recording finished goods and raw material inventories at net realizable value. We have sold or disposed of a portion of this inventory and expect to sell or dispose of the remainder in 2001. In addition, reserves were established to fund promotional activity for our customers to discontinue SKU’s currently in our customers’ inventories and for expected returns and deductions from our customers. This charge was calculated based on the difference between the original suggested retail price and the suggested discontinuation price multiplied by the estimated related inventories held by our customers. These reserves are expected to be utilized in 2001. Cash requirements for the special charges currently are expected to be funded from normal operations.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of the circumstances and estimates at the time the judgments were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors that May Affect Future Results and Financial Condition” could cause actual operating benefits to differ materially from anticipated results.

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

      We recorded charges totaling $23.9 million ($14.9 million after tax or $0.16 per share) during 2000. We do not anticipate that any additional amounts will be recorded in 2001 with respect to this restructuring charge. The pre-tax charges consist of the following:

				Amount	Ending
	Total	Charges	Cash spent	charged	reserves at
	charges	reversed	during period	against assets	12/31/00

	(in thousands)

Employee separations	$4,738	$(253)	$(3,657)	$—	$828

Asset writedowns and discontinued product inventories	18,729	(614)	—	(18,115)	—

Other exit costs	1,818	(500)	(409)	(50)	859

Total	$25,285	$(1,367)	$(4,066)	$(18,165)	$1,687

      For income statement purposes, $19.8 million of the restructuring charge is included in Asset writedowns and discontinued product inventories as a result of restructure and special charges and $4.1 million is included in Special charges and other asset writedowns. For segment reporting, $11.3 million of the charge is included in Domestic Branded, $10.7 million is included in Specialty Personal Care and $1.9 million is included in International.

      The employee separation charges relate to severance packages for 89 manufacturing employees in the United States, 5 sales employees located in Argentina and 164 others, primarily selling and administrative employees in the United States, Mexico and Argentina. The predominately involuntary packages are based on salary levels and past service and were recorded upon acceptance of the package.

      We recorded accelerated depreciation on the Bristol, Pennsylvania plant during the year for assets that have recently been taken out of service prior to the end of their normal service life. Accordingly, we changed the estimated useful lives of such assets, resulting in accelerated depreciation. We also wrote down the carrying value of this plant and certain other assets by approximately $5.4 million.

      As a result of our consolidation of each of the manufacturing and distribution functions and the discontinuance of certain formulations and SKUs in our Specialty Personal Care business, certain inventories, primarily raw materials, became unusable. Accordingly, a charge was recorded in the second quarter to Asset writedowns and discontinued product inventories as a result of restructure and special charges for the difference between cost and net realizable value. We have disposed of a portion of this inventory and expect to dispose of the remainder in 2001.

      Cash requirements for the restructuring currently are expected to be funded from normal operations.

      The $1.4 million of reversed charges primarily represent an estimate of the amounts recorded during the year that are no longer anticipated due to a pending contract to sell our Bristol, Pennsylvania dry detergent facility. We may be negatively impacted if this sale is not completed.

      The expected timing and estimated amount of costs and projected savings are based on management’s judgment in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors that May Affect Future Results and Financial Condition” could cause actual operating benefits to differ materially from anticipated results.

Note 4.  Acquisition of Businesses

      During the second quarter of 2000, Dial acquired three businesses for $119.1 million in cash. The acquisitions included the Coast bar soap business in the United States, the Plusbelle hair care business in Argentina and the Zout stain remover business in the United States. The purchase price for Zout may increase if a specified level of gross sales of Zout product is achieved in each of the three years following the acquisition date.

      The Coast, Plusbelle and Zout acquisitions were accounted for using the purchase method of accounting. A portion of the purchase prices have been allocated to assets acquired of $13.1 million and liabilities assumed of $1.3 million based on estimated fair values at the date of acquisition while the balance of $107.3 million was recorded as goodwill. We continue to gather and analyze certain information required to complete the allocation of the purchase price of these acquisitions. Further adjustments to the allocation of the purchase price may arise as a result of the finalization of the ongoing study.

      The results of operations of the acquired businesses were included in Dial’s consolidated results of operations from their respective acquisition dates. The total combined net sales of these acquisitions, from their respective acquisition dates through the end of the 2000, was $67.2 million.

      On July 1, 1998, we acquired The Freeman Cosmetic Corporation (“Freeman”), a manufacturer and marketer of natural skin care, hair care, bath, body and foot care products, for a cash purchase price of approximately $78.0 million. The cash purchase price for Freeman reflects a $6.0 million reduction as a result of a net worth adjustment received by the Company in January 1999. The Freeman acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair value of assets and liabilities at date of acquisition. This allocation added $9.0 million to current assets, $25.3 million to current liabilities and has resulted in acquired goodwill of $87.2 million. The results of Freeman have been included in the consolidated financial statements since the acquisition date.

      On September 14, 1998, we acquired Sarah Michaels, Inc. (“Sarah Michaels”), a manufacturer and marketer of specialty bath and body care products for a cash purchase price of $182.4 million. The Sarah Michaels acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair value of assets and liabilities at date of acquisition. The acquisition price reflects a $4.6 million reduction in the purchase price for Sarah Michaels. These funds were paid out of an escrow account in the third quarter of 2000 and were recorded as a reduction of goodwill. This allocation added $42.9 million to current assets, $15.8 million to current liabilities and has resulted in acquired goodwill of approximately $117.9 million. The results of Sarah Michaels have been included in the consolidated financial statements since the acquisition date.

      The following unaudited pro forma combined condensed financial information for 1998 includes our results of operations and assumes the acquisition of Sarah Michaels and Freeman were consummated at the beginning of 1998, along with adjustments which give effect to events that are directly attributable to the transaction and are expected to have a continuing impact. The unaudited pro forma combined condensed financial information does not give any effect to any potential cost savings which may arise from the consolidation of the acquisitions with our results.

      The unaudited pro forma combined condensed financial information does not purport to represent the results of operations that would have actually resulted had the purchases occurred on the indicated dates, nor should it be taken as indicative of future results of operations.

Year Ended
December 31, 1998

(in thousands, except
per share data)

Net sales	$1,580,286

Operating income	181,534

Net income	94,474

Earnings per share — diluted	$0.94

Note 5.  Dial/ Henkel Joint Ventures

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany (“Henkel”). Dial and Henkel each own 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business. Our portion of the net loss of the joint venture has been included in Dial’s consolidated results since the joint venture formation date.

      In March 2000, we formed another joint venture with Henkel named Dial/ Henkel Mexico, S.A. de C.V. We owned 49% of this joint venture and Henkel owned 51%. This joint venture was formed primarily to develop and market consumer detergent and household cleaning products in Mexico. In May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado S.A. de C.V. (“FJMS”). Our portion of the investment in the joint venture, which in turn was invested in FJMS by the joint venture, was $18.4 million. Our portion of the net loss of the joint venture has been included in Dial’s consolidated results since the joint venture formation date.

      During the third quarter of 2000, the Dial/ Henkel LLC joint venture decided to discontinue operations of Purex Advanced. As a result, Purex Advanced has been reflected as a discontinued operation within the joint venture financial statements with all current year operating losses prior to the measurement date, which was September 29, 2000, reflected as Loss from operations of Purex Advanced and additional disposal costs recorded as Loss on disposal of Purex Advanced. Dial’s portion of the Loss on disposal of Purex Advanced is $12.6 million and is included in the special charge portion of the Net loss of joint ventures on Dial’s books. This charge consisted of recording inventory at net realizable value and recording reserves for expected returns and deductions by joint venture customers. In addition, Dial recorded a charge of $5.4 million to write down the fixed assets used in the manufacture of Purex Advanced to net realizable value and record estimated disposal costs. This charge is also included in the special charge portion of the Net loss of joint ventures on Dial’s books.

      During the fourth quarter of 2000, the Dial/ Henkel LLC joint venture recorded a $15 million special charge relating to the Custom Cleaner business and consisted of recording inventory at net realizable value, writing down impaired goodwill and deferred tax assets. Our share of this charge is $7.5 million and is included in the special charge portion of the Net loss of joint ventures.

      In December 2000, we reorganized our joint venture arrangements with Henkel. Specifically, Dial and Henkel continue to own a limited U.S. joint venture equally; however, the only business conducted by this joint venture going forward will be the Custom Cleaner home dry-cleaning business. In addition, we sold our interest in the Dial/ Henkel Mexico joint venture to Henkel for $18.9 million, and recorded a $5.0 million loss as part of the previously announced special charges. The Dial/ Henkel Mexico joint venture had $32.7 million in sales. Our share of the operating loss in 2000 was $0.5 million. We do not anticipate recording additional charges in 2001 regarding the reorganization of the Dial/ Henkel joint ventures.

      We account for our investments in the joint ventures under the equity method of accounting. The joint ventures’ results of operations and our portion of the net losses of the joint ventures are as follows:

	Year ended December 31

	2000	1999

	(in thousands)
Joint Ventures

Net sales from continuing operations	$12,326	$4,132

Loss from continuing operations, before taxes	(22,428)	(1,905)

Net loss from continuing operations	(22,428)	(1,462)
Discontinued operations

Loss from operations from Dial/ Henkel Mexico JV	(1,714)

Loss from operations of Purex Advanced	(27,258)	(3,187)

Loss on disposal of Purex Advanced	(12,566)

Net loss of Joint Ventures	$(63,966)	$(4,649)

Dial

Net loss from continuing operations	(4,239)	(731)

Special charge on Custom Cleaner	(7,501)

Loss on dissolution of Dial/ Henkel Mexico joint venture	(4,989)
Discontinued operations

Loss from operations from Dial/ Henkel Mexico JV	(519)

Loss from operations of Purex Advanced	(2,386)	(616)

Loss on disposal of Purex Advanced	(12,566)

Write-down of fixed assets	(5,415)

Net loss of joint ventures (including special charges of $30,471 recorded in 2000)	$(37,615)	$(1,347)

      The joint venture agreement provided for a monthly marketing, sales and administrative fee, a trademark fee and a tolling fee to be paid to us. A monthly technology fee was paid to Henkel. All fees, except the marketing, sales and administrative fee paid to Dial, have been terminated. The monthly sales and administrative fee is paid to us based on net sales of the joint venture. In addition, during 2000, Henkel paid a disproportionate share of the marketing expenses of Purex Advanced incurred by the joint venture.

      Condensed balance sheet information for Dial follows:

	December 31

	2000	1999

	(in thousands)
Dial

Investment in and (amounts due) to joint venture	$(15,715)	$2,964

Note receivable from joint venture	8,244	7,500

Amount due from joint venture	1,503	10,855

      The note receivable is due August 2004 and bears interest at 7.0%, per annum. The note is included in Other assets. As of December 31, 2000, Dial retained liabilities of approximately $12.5 million relating to the discontinuation of Purex Advanced. Dial will pay these liabilites as they become due. Dial incurred the cost to manufacture Purex Advanced and billed the joint venture monthly for the costs incurred. As of December 31, 1999, this is labeled as Amount due from joint venture and is included in Other current assets.

Note 6.  Income and Expense Items

      During the second quarter of 2000, we sold the Dial Center for Innovation (“DCI”), formerly known as the Dial Technical and Administration Center, and accompanying 23 acre parcel in Scottsdale, Arizona to an unrelated third party developer for a purchase price of $15.3 million. At that time, we entered into an operating lease with this third party for the existing DCI building pending construction of a new DCI building. We also entered into an operating lease with an initial term of 15 years for a new DCI building that may be constructed on an 11 acre portion of the 23 acre parcel. We have accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from our consolidated balance sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. In the fourth quarter of 2000, we amended our agreements with the developer and opted not to commit to constructing a new DCI building. We paid the third party $4.2 million and, in return, our obligation to construct a new building was replaced with an exclusive option to construct a new DCI building. This option expires on June 30, 2003. If we elect to construct a new DCI building before this option expires, a portion of the $4.2 million paid to the developer will be credited to the construction costs of the new DCI building. In addition, the lease on our existing DCI building was extended to August 2007 and the annual rent was increased to approximate a fair market rent. As a result of these lease modifications, a $2.0 million charge was recognized in the fourth quarter of 2000.

      During 2000, we recorded a $4.6 million curtailment gain resulting from changes to retiree medical plan benefits.

      During 1998, the Purex Toss ‘n Soft brand and related inventories were sold to Church & Dwight Co., Inc., for approximately $5.3 million. In addition, a nonoperating manufacturing property was sold for $4.0 million to a third party. No gain or loss was realized on these transactions.

Note 7.  Inventories

      Inventories consisted of the following at December 31, in thousands:

	2000	1999

Raw materials and supplies	$48,484	$51,127

Work in process	8,387	9,712

Finished goods	105,912	119,905

	$162,783	$180,744

Note 8.  Property and Equipment

      Property and equipment consisted of the following at December 31, in thousands:

	2000	1999

Land	$11,038	$10,060

Buildings and leasehold improvements	106,913	110,220

Machinery and other equipment	453,216	434,369

Construction in progress	39,084	38,192

	610,251	592,841

Less accumulated depreciation	(309,224)	(286,256)

	$301,027	$306,585

Note 9.  Intangibles

      Intangibles consisted of the following at December 31, in thousands:

	2000	1999

Goodwill(1)	$578,118	$475,517

Trademarks and patents	58,839	57,882

Customer list and other intangibles	76,581	76,792

	713,538	610,191

Less accumulated amortization	(99,080)	(85,446)

	$614,458	$524,745

(1)	Includes $155,259,000 of goodwill arising prior to November 1, 1970, that is not being amortized.

Note 10.  Other Current Liabilities

      Other current liabilities consisted of the following at December 31, in thousands:

	2000	1999

Accrued compensation	$19,376	$23,335

Accrued trade promotions	40,888	24,197

Employee benefit liabilities	26,233	23,341

Dividends payable	3,396	7,771

Other	39,484	20,956

	$129,377	$99,600

Note 11.  Debt

      Short-term debt consisted of the following at December 31, in thousands:

	2000	1999

Short-term bank borrowings	$—	$43,851

Bank loans to our Argentinean subsidiary, Nuevo Federal. The loan is denominated in Argentinean Pesos, bears interest at the bank’s short-term rate (ranging from 10.75% to 22% at December 31, 2000) and reprices monthly. The loan is subject to call by the bank at the end of each month	14,009	16,312

Current portion of State of Arizona Economic Development Loan, due beginning July of 2000 over 10 years	70	100

Commercial paper issuances supported by the short-term revolving Credit Agreement, interest rates from 7.05% to 8.60% at December 31, 2000	111,697	—

Total short-term debt	$125,776	$60,263

      Long-term debt consisted of the following at December 31, in thousands:

	2000	1999

State of Arizona Economic Development Loan, due beginning July of 2000 in equal installments over 10 years	$910	$900

$200 million 6.5% Senior Notes due 2008, net of issue discount	198,361	198,142

Commercial paper issuances, supported by the long-term revolving Credit Agreement, with interest rates at December 31, 2000, ranging from 7.05 to 8.60%	270,000	101,809

Total long-term debt	$469,271	$300,851

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

      In the second quarter of 2000 we entered into a new $450 million credit facility that replaced our $350 million facility that was established in July 1999. Our credit facility was intended to serve as a backstop facility for our commercial paper program. However, due to market conditions and the placement of our short term debt rating on watch by Moody’s Investors Service, we have not been able to access the commercial paper market in the first quarter of 2001. As a result, we have been making borrowings under our credit facility. Borrowings under our credit facility, are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until July 2001 for up to $180 million. We will need to refinance approximately $100 million of short term debt drawn under the $180 million commitment that expires in July 2001 and are considering a variety of financing options, including a securitization of our accounts receivable. The interest rate applicable to borrowings under our credit facility is, at our option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over such indices during the term of the credit facility. Our credit facility also requires us to pay commitment fees to the banks making commitments under the credit facility. These spreads and fees are subject to adjustment if our debt ratings change. At December 31, 2000 we had $381.7 million outstanding in commercial paper, bearing interest at rates ranging from 7.05% to 8.60%.

      The financial covenants of the credit agreement require us to maintain minimum net worth of at least 80% of such net worth as of the date of the agreement plus 25% of net income subsequent thereto plus certain other additions to net worth. The covenants also require us to maintain a maximum ratio of three-to-one for funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The following table reflects the maximum ratio of funded debt to EBITDA permitted under Dial’s credit facility:

Date	Maximum Ratio

December 31, 2000	3.50 to 1.00

March 31, 2001	3.50 to 1.00

June 30, 2001	3.25 to 1.00

Thereafter	3.00 to 1.00

      Dial was in compliance with all covenants under the credit facility at December 31, 2000. As previously disclosed, we are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest of this business, a write-down of assets to their estimated market value would be required. If this takes place, we will need our lenders’ waiver or amendment of our minimum net worth covenant because the estimated resulting write-down of assets would violate this covenant.

      Interest expense incurred in 2000, 1999 and 1998 was, in thousands, $42,387, $22,053 and $10,526, respectively. Interest paid to lenders in 2000, 1999 and 1998 was, in thousands, $41,058, $21,079 and $9,575, respectively.

      The fair value of the Senior Notes was, in thousands, $190,960 and $183,286 at December 31, 2000 and 1999, respectively.

Note 12.  Income Taxes

      The deferred income tax assets (liabilities) included in the Consolidated Balance Sheet at December 31 are related to the following, in thousands:

	2000	1999

Property, plant and equipment	$(36,325)	$(31,275)

Pension and other employee benefits	77,259	82,405

Reserves, accruals and other	28,040	22,885

Deferred state income taxes	5,361	9,037

	$74,335	$83,052

      The combined provision (benefit) for income taxes consisted of the following, in thousands:

	2000	1999	1998

Current:

United States:

Federal	$(11,065)	$53,455	$21,898

State	(5,068)	4,762	1,677

Foreign	(1,674)	165	1,151

	(17,807)	58,382	24,726

Deferred:

United States:

Federal	6,710	2,333	31,266

State	2,768	3,602	1,969

	9,478	5,935	33,235

Provision (benefit) for income taxes	$(8,329)	$64,317	$57,961

      Income taxes paid in 2000, 1999 and 1998 amounted to, in thousands, $27,419, $18,706, and $23,110, respectively.

      A reconciliation between the statutory federal income tax rate and the Company’s consolidated effective income tax rate for each of the years ended December 31, is as follows:

	2000	1999	1998

Federal statutory rate	35.0%	35.0%	35.0%

Goodwill amortization	(9.4)	0.5	0.5

Foreign Sales Corp. benefit	14.4	(0.5)	(0.6)

State income taxes	7.7	3.0	3.2

Impact of lower foreign tax rate	10.5	(1.9)	(1.5)

Joint venture losses	(21.2)	0.3	0.0

Other, net	6.1	(0.9)	(.5)

Effective income tax rate	43.1%	35.5%	36.1%

Note 13.  Pension and Other Benefits

      Pension Plans. Trusteed, noncontributory pension plans cover substantially all employees, with benefit levels supplemented in most cases by defined matching contributions to employees’ 401(k) plans. Defined benefits are based primarily on final average salary and years of service. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

      The following table provides information on the status of the plans at December 31, in thousands:

	2000	1999

Change in Projected Benefit Obligation:

Projected benefit obligation at beginning of year	$176,671	$189,692

Service cost	4,567	5,306

Interest cost	14,766	12,964

Plan amendments	5,739	193

Actuarial loss/(gain)	2,164	(20,967)

Other (adjustments to past service costs)	—	(576)

Benefits paid	(10,912)	(9,941)

Projected benefit obligation at end of year	$192,995	$176,671

Change in Plan Assets:

Fair value of plan assets at beginning of year	$176,165	$156,074

Actual return on plan assets	30,372	28,666

Company contributions	4,268	1,366

Benefits paid	(10,912)	(9,941)

Fair value of plan assets	$199,893	$176,165

Reconciliation of Funded Status:

Funded status	$6,898	$(506)

Unrecognized transition obligation	(53)	274

Unrecognized prior service cost	9,015	4,370

Unrecognized actuarial gain	(41,437)	(29,383)

Accrued pension cost	$(25,577)	$(25,245)

Amounts Recognized in the Consolidated Balance Sheet:

Prepaid pension cost	$6,000	$5,066

Accrued benefit liability	(31,577)	(30,311)

Additional minimum liability	—	0

Net amount recognized	$(25,577)	$(25,245)

      At December 31, 2000 and 1999, the plans held 84,367 shares of common stock of the Company.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were, in thousands, $9,832, $8,853 and $0, as of December 31, 2000, and $8,124, $6,202 and $0, as of December 31, 1999.

      Components of the net periodic pension cost is summarized in the following table, in thousands:

	2000	1999	1998

Calculation of Net Periodic Pension Cost:

Service cost	$4,567	$5,306	$4,230

Interest cost	14,766	12,964	12,239

Expected return on plan assets	(15,683)	(14,623)	(13,439)

Amortization of:

Net transition obligation	327	327	327

Unrecognized past service cost	1,094	515	450

Actuarial (gain) loss	(471)	434	238

Net periodic pension cost	$4,600	$4,923	$4,045

Other Comprehensive (Income)/ Loss	$375	$(8,981)	$9,730

Discount rate for obligation	8.00%	8.00%	7.00%

Long-term rate of investment return	10.00%	10.00%	10.00%

Salary increase rate	4.00%	4.00%	4.00%

      Defined Contribution Plans. We maintain various 401(K) defined contribution plans whereby employees can contribute up to 12% of their salary. We contribute to these plans throughout the year. For the years ended December 31, 2000, December 31, 1999, and December 31, 1998, defined contribution plan expense was, in thousands, $2,645, $2,321 and $2,026, respectively.

      Multi-Employer Pension Plans. We participate in two multi-employer pension plans. For the years ended December 31, 2000, December 31, 1999, and December 31, 1998, our costs were, in thousands, $1,704, $1,519 and $1,259, respectively.

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

      We accrue post-retirement benefits other than pensions during the years the employees provide services. The status of the plans are as follows as of December 31, in thousands:

	2000	1999

Change in Benefit Obligation:

Benefit obligation at beginning of year	$162,143	$198,688

Service cost	1,332	1,835

Interest cost	13,110	12,506

Plan participants’ contributions	968	1,022

Amendments	(4,868)	(9,255)

Actuarial loss/(gain)	9,885	(24,299)

Benefits paid	(20,558)	(18,354)

Benefit obligation at end of year	$162,012	$162,143

Change in Plan Assets:

Fair value of plan assets at beginning of year	$—	$—

Employer contribution	19,590	17,332

Plan participants’ contribution	968	1,022

Benefits paid	(20,558)	(18,354)

Fair value of plan assets at end of year	$—	$—

Funded status	$(162,012)	$(162,143)

Unrecognized net gain	(24,221)	(34,421)

Unrecognized prior service cost	(18,685)	(20,842)

Accrued benefit cost	$(204,918)	$(217,406)

Amounts Recognized in the Consolidated Balance Sheet	$(204,918)	$(217,406)

	Years ended December 31,

	2000	1999	1998

Weighted-average assumptions:

Discount rate	8.00%	8.00%	7.00%

      The assumed health care cost trend rate used to measure the accumulated post-retirement benefit obligation for retirees below the age of 65 for 2000 is 7.0%, and for retirees above age 65 for 2000 is 6.0%, both gradually declining to an ultimate rate of 5% in 2002.

	Years ended December 31,

	2000	1999	1998

	(in thousands)

Service cost	$1,332	$1,835	$2,005

Interest cost	13,110	12,506	13,994

Amortization of:

Unrecognized prior service cost	(2,442)	(1,727)	(1,172)

Actuarial gain	(1,042)	(1,751)	(1,670)

Net periodic benefit cost	$10,958	$10,863	$13,157

Curtailment Gain	$(4,583)	$—	$—

      The 2000, 1999 and 1998 components of net periodic post retirement benefit cost reflect expense of approximately $7.9 million, $5.7 million and $6.8 million, respectively, incurred on the Armour employee benefit liabilities, which are included in “Interest and Other Expenses” in the Statement of Consolidated Operations.

      Effect of one-percentage-point change in assumed health care cost trend rates:

	Increase	(Decrease)

Effect on the total of service and interest cost components	$1,132	$(1,075)

Effect on accumulated post-retirement benefit obligation	$11,858	$(10,863)

Note 14.  Stock Options

      On August 15, 1996, we were spun-off from our former parent. Options granted between 1990 and 1996 to certain officers and employees to acquire our common stock were granted under our former parent’s stock option plans. These options have been adjusted for stock splits and the Spin-off. These options were granted at the market prices on the dates of grant, became exercisable 50% after one year and 100% after two years and expire after 10 years. No additional options will be granted under these plans.

      We adopted The Dial Corporation Stock Incentive Plan in 1996 (“1996 Plan”) which is administered by the Executive Compensation Committee of the Board of Directors. Under the 1996 Plan, the aggregate number of shares of common and preferred stock covered by awards to any one individual cannot exceed 1,000,000 shares for any three-year period and no more than 9,600,000 shares are cumulatively available for options intended to qualify as “incentive stock options” under the Internal Revenue Code. The term of the options is 10 years. The Plan provides that options are generally to be granted at the market price on the date of grant; however, the Executive Compensation Committee may grant options at less than such market price. The 1996 Plan also authorizes the issuance of stock appreciation rights and restricted stock. There were 150,986 shares of restricted stock awarded during the year ended December 31, 2000. The vesting period for these restricted stock awards ranges from 2 to 5 years.

      Under the 1996 Plan, options to purchase 2,881,915 shares were granted at the market price on the dates of grant during 2000. These options become one-third exercisable after one year, two-thirds exercisable after two years, and 100% exercisable after three years. The options expire after 10 years.

      During 2000, options to purchase 67,500 shares were granted at prices, which were either equal to or above the market price on the dates of grant. After one year, one-third of the options become exercisable when the average closing market price over 20 consecutive days equals or exceeds 120% of the option price. After two years, two-thirds of the options become exercisable when such price equals or exceeds 140% of the option price. The options become 100% exercisable after three years and when such price equals or exceeds 160% of the option price. All such options become exercisable, in any event, after 5 years from the date of grant.

      Additionally during 2000, options to purchase 50,000 shares were granted at the market price on the date of grant. These options are 100% exercisable 6 months after the date of grant. The options expire after 2.5 years.

      During 2000, options to purchase 104,600 shares were also granted to non-employee members of the Board of Directors at the market price on the date of grant. Of these options issued, 74,100 are exercisable 50% after one year and 100% after two years, while the balance of 30,500 shares, which were issued in exchange for Director fees, are 100% exercisable on the date of grant. The options expire after 10 years.

      A summary of the status of our stock option plans as of December 31, 2000, and changes during the fiscal years 1998, 1999 and 2000, are presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at January 3, 1998	8,980,921	$12.60

Granted	328,106	23.78

Exercised	(2,253,436)	11.62

Canceled	(701,845)	14.29

Outstanding at December 31,1998	6,353,746	13.34

Granted	1,834,782	29.19

Exercised	(1,591,332)	12.39

Canceled	(90,142)	21.83

Outstanding at December 31, 1999	6,507,054	17.90

Granted	3,104,015	19.85

Exercised	(100,620)	7.90

Canceled	(1,263,061)	19.92

Outstanding at December 31, 2000	8,247,388	16.29

Options exercisable at end of year	4,025,973	$13.01

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 5.62-$ 7.31	102,988	.6	$6.88	102,988	$6.88
$ 7.32-$10.96	748,284	5.2	9.94	418,884	9.30
$10.97-$14.61	3,564,394	5.6	12.86	3,113,194	13.00
$14.62-$18.27	2,065,500	8.4	15.07	252,961	16.49
$18.28-$21.92	145,230	7.5	21.34	62,786	21.09
$21.93-$25.57	217,854	8.2	23.54	52,401	23.35
$25.58-$29.23	154,138	8.0	27.39	22,759	26.53
$29.24-$32.88	1,240,000	8.2	29.73
$32.89-$36.53	9,000	7.9	35.36

	8,247,388	6.7	$16.29	4,025,973	$13.01

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

      Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model, and the estimated fair values are as follows.

	2000	1999	1998

Estimated fair value of options, per share	$4.16	$10.27	$6.63

Expected average risk-free interest rate	6.4%	5.8%	4.9%

Expected life in years	3.1	5.0	4.6

Expected volatility	35.0%	30.0%	27.5%

Expected dividend rate	1.2%	1.1%	1.4%

	2000	1999	1998

	(in thousands)

Net income (loss) as reported	$(11,008)	$116,766	$102,616

Pro forma net income (loss)	$(12,938)	$115,073	$96,912

Net income (loss) per share — basic — as reported	$(.12)	$1.19	$1.04

Pro forma net income (loss) per share — basic	$(.14)	$1.17	$0.99

Net income (loss) per share — diluted — as reported	$(.12)	$1.17	$1.02

Pro forma net income (loss) per share — diluted	$(.14)	$1.15	$0.96

      We adopted the Dial Corporation Employee Stock Purchase Plan (“ESPP”) in 2000. Under this plan, up to 650,000 shares of common stock may be purchased by eligible Dial employees through payroll deductions of up to 15% of their eligible compensation, not to exceed $25,000. The purchase price is equal to the lesser of (a) 85% of the fair market value of the stock on first day of the offering period or (b) 85% of the fair market value of the stock on the last day of the offering period. During 2000, employees purchased approximately 33,075 shares under the ESPP.

Note 15.  Leases

      Certain sales and administration offices and equipment are leased. The leases expire in periods ranging generally from one to five years, and some provide for renewal options ranging from one to eight years. Leases that expire are generally renewed or replaced by similar leases, depending on business needs at that time. Net rent expense paid in 2000, 1999 and 1998 totaled, in thousands, $12,129, $10,299 and $8,989.

      At December 31, 2000, the Company’s future minimum rental payments with respect to noncancelable operating leases with terms in excess of one year were as follows, in thousands:, $10,110 (2001), $8,447 (2002), $6,144 (2003), $5,976 (2004), $5,509 (2005), and $14,317 thereafter.

Note 16.  Financial Instruments with Off-Balance-Sheet Risk and Fair Value of Financial Instruments

Financial Instruments with Off-Balance-Sheet Risk

  Sale of Receivables

      At December 31, 1999, we had an agreement to sell undivided participating interests in a defined pool of trade accounts receivable in an amount not to exceed $115 million as a means of accelerating cash flow. From time to time, as collections reduce accounts receivable in the pool, we sold participating interests in new receivables. During 2000, we discontinued this program. Our expense of selling receivables amounted to approximately, in thousands, $4,993 and $4,295 in 1999 and 1998, respectively, and are included in the Statement of Consolidated Operations under the caption “Interest and Other Expenses.” Under the terms of the agreement, we retained substantially the same risk of credit loss as if the receivables had not been sold, as we were obligated to replace uncollectible receivables with new accounts receivable. Our accounts receivable sold totaled, in thousands, $73,177 and $90,000 at December 31, 1999, and 1998, respectively. Our average accounts receivable sold approximated, in thousands, $90,300 and $82,144 during 1999 and 1998.

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

      We do utilize financial derivatives to fix the price of the raw material component of the cardboard boxes and packaging we use in our business. Our purchase contracts with our cardboard box suppliers have provisions that allow the raw material component of the box price to reset based on movements in the price of cardboard. This component is based on the Pulp & Paper Week 42 lb. linerboard price index. We have entered into a series of contracts for 2001 covering a notional amount of 18,000 tons that allow us to pay a weighted average fixed price per ton of cardboard of $470.00 and receive payments based on the Pulp & Paper Week index. At December 31, 2000, the Pulp & Paper Week index price was $475/ton. Open contracts had a fair market gain associated with them of approximately $90,000.

  Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, participants can defer a portion of their compensation into Dial stock units. For deferrals made in 1999 and 2000, deferred compensation due to participants is included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The Trust is also included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits”.

      Deferrals made in 1998 were placed in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have cash surrender value that accrue tax-free earnings largely based on the performance of the S&P 500. To the extent that the return on Dial shares is different from that of the S&P 500, income or expense is generated by the plans.

      We have entered into a contract with a financial institution that provides for an exchange of payments based on the relative performance of our common shares and the S&P 500. The contract has a notional amount of 244,000 Dial common shares and 5,200 S&P 500 futures contracts and is renewable quarterly. At the time of renewal, the index price of Dial shares and the S&P 500 resets to the current market price. Any income or loss generated by the contract is recognized in the income statement and offsets the income statement impact of the deferred compensation plan. Because the contract renews near the end of each quarter, its market value at the end of each quarter (and accordingly, at December 31, 2000) approximates zero.

Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments.

Note 17.  Segments of an Enterprise

      For organizational, marketing and financial reporting purposes, we have organized into four business segments: (i) Domestic Branded, (ii) Specialty Personal Care, (iii) International, and (iv) Commercial Markets and Other. The segments were identified based on the types of products sold, the customer base, economic characteristics and method of distribution.

      The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market nondurable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Personal Cleansing, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is also included in the Domestic Branded segment. Previously this business was included in our Specialty Personal Care segment.

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

      The Specialty Personal Care business segment includes the following three brands: Freeman, Sarah Michaels, and Nature’s Accents. We acquired Freeman, a leading manufacturer and marketer of skin, hair, bath, body and foot care products utilizing natural ingredients all sold under the Freeman brand name, on July 1, 1998. We also acquired Sarah Michaels, a leading marketer of premium specialty bath and body products, including body washes, body mists, luxury soaps, hand and body lotions, loofahs, sponges and brushes distributed under the Sarah Michaels brand name, on September 14, 1998. These two acquisitions were combined with our Nature’s Accents line of translucent soaps and specialty care products to create the Specialty Personal Care franchise. The Nature’s Accents product line was discontinued in the third quarter of 2000.

      The International business segment consists of our sale of consumer products outside of the United States, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

      Our Commercial Markets and Other business sells our products, both branded and nonbranded, through the commercial channel to end users such as hotels, hospitals and schools. In addition, Commercial Markets includes sales of chemicals (principally glycerin, soap pellets and fatty acids) that are by-products of the soap making process.

      Information as to our operations in different business segments is set forth below. The calculation of Operating Income for each segment includes an allocation of general and administrative expenses based on each segment’s share of consolidated net sales. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

		Specialty	Commercial
	Domestic	Personal	Markets	Total
(1999 and 1998 restated)	Branded	Care	and Other	Domestic	International	Total

Net Sales:

2000	$1,269,068	$109,003	$65,613	$1,443,684	$194,856	$1,638,540

1999	1,346,589	130,795	69,583	1,546,967	174,599	1,721,566

1998	1,222,031	69,241	69,102	1,360,374	164,143	1,524,517

Operating Income:

2000	101,432	(62,154)	11,897	51,175	8,166	59,341

1999	188,445	(198)	9,185	197,432	17,710	215,142

1998	155,255	6,431	9,081	170,767	13,168	183,935

Capital Expenditures:

2000	33,850	3,696	880	38,426	7,459	45,885

1999	54,410	973	63	55,446	7,049	62,495

1998	38,315	724	198	39,237	11,093	50,330

Acquisition of Businesses:

2000	72,173	(4,600)		67,573	46,929	114,502

1999		(6,046)		(6,046)		(6,046)

1998		271,043		271,043		271,043

Assets at year end:

2000	912,193	259,026	12,237	1,183,456	198,515	1,381,971

1999	794,210	285,512	10,058	1,089,780	179,906	1,269,686

1998	743,284	291,141	10,005	1,044,430	130,945	1,175,375

      Wal-Mart, including its affiliate Sam’s Club, was our largest customer in 2000, 1999 and 1998, accounting for approximately 21%, 18%, and 17%, respectively, of net sales. No other customer accounted for more than 10% of net sales in 2000, 1999 or 1998. Net sales in Argentina were $119.6 million, $87.0 million and $85.1 million in 2000, 1999 and 1998, respectively.

Note 18.  Condensed Consolidated Quarterly Results (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2000	1999	2000(1)	1999	2000(1)	1999	2000(1)	1999

	(000 omitted, except for per share data)

Net sales	$373,124	$398,948	$408,741	$430,312	$411,149	$437,055	$445,526	$455,251

Gross profit	$184,613	$196,565	$182,607	$219,061	$165,096	$216,961	$209,637	$228,168

Operating income (loss)	$43,182	$48,995	$9,430	$54,498	$(17,021)	$55,615	$23,750	$56,034

Net income (loss)	$21,498	$25,886	$1,129	$29,433	$(26,166)	$30,749	$(7,469)	$30,698
Net income (loss) per share

— Basic	$0.23	$0.26	$0.01	$0.30	$(0.29)	$0.31	$(0.08)	$0.32

— Diluted	$0.23	$0.26	$0.01	$0.29	$(0.29)	$0.31	$(0.08)	$0.31

(1)	Includes restructuring and special charges of $13.8 million, $33.6 million and $16.4 million, all net of tax, in the second, third and fourth quarters respectively. These charges are partially offset by special gains (net of tax) of $4.1 million in the second quarter and $ 2.9 million in the third quarter. The fourth quarter also includes a charge of $1.2 million net of tax recognized as a result of our DCI lease modification.

Note 19.  Litigation and Claims

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. Discovery has been completed and we have filed dispositive motions. Based upon our insurance coverage for this lawsuit, we currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, assurances cannot be given regarding the ultimate outcome of this matter.

      We are party to various legal actions, proceedings and pending claims. Some of the foregoing involve, or may involve, compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings and claims referred to above could be decided against us. Although the amount of liability at December 31, 2000, with respect to these matters is not ascertainable, we believe that any resulting liability will not materially affect the Company’s financial position or results of operations.

      We are subject to various environmental laws and regulations of the United States, as well as states and other countries in whose jurisdictions we have or had operations and are subject to certain international agreements. As is the case with many companies, we face exposure to actual or potential claims and lawsuits involving environmental matters. Although we are party to certain environmental disputes, we believe that any liabilities resulting therefrom, after taking into consideration amounts already provided for, but exclusive of any potential insurance recoveries, will not have a material adverse effect on our financial position or results of operations. As of December 31, 2000, we had accrued in our financial statements approximately $1.2 million in reserves for expenses related to Superfund and clean-up of closed plant sites.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have never filed a Current Report on Form 8-K to report a change in accountants.

Item 10.  Directors and Executive Officers of the Registrant

      Information concerning Dial’s Directors and Executive Officers is set forth below and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be held on June 7, 2001 (the “Proxy Statement”), which is incorporated by reference into this Form 10-K. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Name	Age	Position

Herbert M. Baum(1)	64	Chairman of the Board, President and Chief Executive Officer

Conrad A. Conrad	55	Executive Vice President and Chief Financial Officer

Mark R. Shook	46	Executive Vice President-International and Business Development

Bernhard J. Welle	52	Executive Vice President-Shared Services

Arthur E. Hanke	53	Senior Vice President-Sales

Christopher J. Littlefield	34	Senior Vice President, General Counsel and Secretary

John F. Tierney	48	Senior Vice President and Controller

Mark L. Whitehouse	44	Senior Vice President-Specialty Personal Care

Mark J. Preston	47	Vice President and General Manager-Air Fresheners

Brian T. Shook	38	Vice President and General Manager-Food Products

Greg A. Tipsord	35	Vice President and General Manager-Personal Cleansing

Stephen L. Tooker	41	Vice President and General Manager-Laundry Care

Joy A. Amundson(3)(5)	46	Director

Joe T. Ford(1)(2)(5)	63	Director

Thomas L. Gossage(4)(5)	66	Director

Donald E. Guinn(1)(2)(4)	68	Director

James E. Oesterreicher(2)(4)	59	Director

Michael T. Riordan(1)(3)(4)	50	Director

Barbara S. Thomas(3)(5)	51	Director

Salvador M. Villar(1)(2)(3)(5)	50	Director

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Compensation Committee

(4)	Member of the Finance Committee

(5)	Member of the Governance Committee

      Herbert M. Baum. Mr. Baum has been Chairman of the Board, President and Chief Executive Officer of Dial since August 2000 and a Director since 1997. From January 1999 to August 2000, Mr. Baum served as President and Chief Operating Officer of Hasbro, Inc., a manufacturer and marketer of toys. Mr. Baum also served as Chairman and Chief Executive Officer of Quaker State Corporation from 1993 to 1999. From 1978 to 1992, Mr. Baum was employed by Campbell Soup Company and, in 1992, was named President of Campbell — North and South America. Mr. Baum also is a Director of Meredith Corporation, PepsiAmericas, Inc., Fleming Companies, Inc., Midas, Inc. and Action Performance Companies, Inc.

      Conrad A. Conrad. Mr. Conrad has served as Executive Vice President and Chief Financial Officer of Dial since January 2001. From August 2000 to January 2001, Mr. Conrad served as Senior Vice President and

Chief Financial Officer of Dial. From 1974 to 1998, Mr. Conrad was employed by Quaker State Corporation, holding various audit and financial positions until he was named President and Chief Operating Officer in 1990 and Vice Chairman and Chief Financial Officer in 1994.

      Mark R. Shook. Mr. Shook has served as Executive Vice President-International and Business Development of Dial since August 2000. From January 1998 to August 2000, Mr. Shook served as Senior Vice President-International and Commercial Markets of Dial. From September 1996 to January 1998, Mr. Shook served as Senior Vice President-International of Dial. From the 1996 Spin-off of the Consumer Products business of The Dial Corp, the predecessor company to Dial (the “Predecessor Company”), until September 1996, he was an Executive Vice President and General Manager, Personal Care, of Dial. From September 1990 to the Spin-off, Mr. Shook was an Executive Vice President of the Predecessor Company, serving as General Manager-Food, from September 1990 to September 1993; General Manager-Food and International, from September 1993 to April 1994; General Manager-Laundry and International, from April to September 1994; General Manager-Soaps and Detergents, from September 1994 to July 1995; and General Manager-Personal Care, from July 1995 to the Spin-off.

      Bernhard J. Welle. Mr. Welle has served as Executive Vice President-Shared Services of Dial since August 2000. From August 1996 to August 2000, he served as Senior Vice President-Human Resources of Dial. From 1987 to August 1996, Mr. Welle served as Vice President, Human Resources of the Consumer Products Business of the Predecessor Company.

      Arthur E. Hanke. Mr. Hanke has served as Senior Vice President-Sales of Dial since January 1999. From September 1998 to January 1999, he served as Vice President-Corporate Sales of Dial, and from the Spin-off to September 1998, he served as Vice President-Customer Management of Dial. From 1991 to the Spin-off, Mr. Hanke served in various capacities for the Consumer Products Business of the Predecessor Company, including Vice President-Western Division Grocery Sales, from 1991 to 1993; Vice President-Broker Sales, from 1993 to 1994; Vice President-Marketing, Detergents, from 1994 to 1995; and Senior Vice President-Sales, Household Products Division, from 1995 to the Spin-off.

      Christopher J. Littlefield. Mr. Littlefield has served as Senior Vice President, General Counsel and Secretary of Dial since September 2000. From August 1999 to September 2000, Mr. Littlefield served as Vice President and Associate General Counsel of Dial. From January 1998 to August 1999, he served as Corporate Counsel of Dial. From 1992 to 1998, Mr. Littlefield was a corporate and securities attorney with the law firm of Snell & Wilmer, L.L.P.

      John F. Tierney. Mr. Tierney has served as Senior Vice President and Controller of Dial since September 2000. From February 1999 to August 2000, Mr. Tierney served as Vice President and Controller of Dial. From 1997 to 1999, Mr. Tierney served as Senior Vice President and Chief Financial Officer of Global Passenger Services, LLC, a provider and consolidator of entertainment and student transportation services. From 1996 to 1997, he served as Senior Vice President and Chief Financial Officer of Brother International, Inc., a manufacturer of business and consumer electronics. From 1993 to 1996, Mr. Tierney served as Corporate Controller of Perdue Farms, Inc., a poultry producer.

      Mark L. Whitehouse. Mr. Whitehouse has served as Senior Vice President and General Manager-Specialty Personal Care of Dial since August 2000. From July 1997 to August 2000, Mr. Whitehouse served as Vice President-Marketing and from May 1999 to September 2000, he served as President-Dial/ Henkel LLC, the joint venture between Dial and Henkel KGaA. From March 1995 to September 1997, Mr. Whitehouse served as a Marketing Manager of both the Consumer Products business of the Predecessor Company as well as Dial, serving as Marketing Manager-Cleaning Products, Household Division, from March 1995 to February 1996; and as Marketing Manager-Renuzit, Household Division, from February 1996, through the Spin-off, to July 1997.

      Mark J. Preston. Mr. Preston has served as Vice President and General Manager-Air Fresheners of Dial since August 2000. From July 1996 to August 2000, he served as Director of Marketing-Renuzit of Dial. From August 1995 to the Spin-off, Mr. Preston served as Senior Brand Manager-Renuzit of the Predecessor Company.

      Brian T. Shook. Mr. Shook has served as Vice President and General Manager-Food Products of Dial since August 2000. From 1999 to 2000, he served as Vice President-Fabric Care Marketing. From 1998 to 1999, Mr. Shook served as Director-Marketing, Armour. From 1996 to 1998, Mr. Shook served as Region Business Manager (Sales) and, from 1994 to the Spin-off, Mr. Shook served as Senior Account Business Manager (Sales) of the Predecessor Company.

      Greg A. Tipsord. Mr. Tipsord has served as Vice President and General Manager-Personal Cleansing of Dial since August 2000. From April 2000 to August 2000, Mr. Tipsord served as Vice President-Marketing. From October 1996 to April 2000, he served as Marketing Director-Dial and from July 1995 to February 1996, Mr. Tipsord served as Senior Brand Manager-Dial of the Predecessor Company.

      Stephen L. Tooker. Mr. Tooker has served as Vice President and General Manager-Laundry Care of Dial since August 2000. Mr. Tooker has also served as President-Dial/ Henkel LLC since September 2000. Mr. Tooker served as Vice President-Detergents Marketing for Dial/ Henkel LLC from June 1999 to August 2000. From December 1998 to June 1999, he served as Director-Purex Laundry Detergent. From the Spin-off until December 1998, Mr. Tooker served as Assistant Controller-Planning and Development. From January 1994 to the Spin-off, Mr. Tooker served as Director-Planning and Control of the Predecessor Company.

      Joy A. Amundson. Ms. Amundson has been a Director of Dial since 1997, and is Senior Vice President of Abbott Laboratories, a diversified health care products and services company. Ms. Amundson also is President of Ross Products, a division of Abbott Laboratories. She has held a number of other management positions since joining Abbott Laboratories in 1982. Ms. Amundson also serves on the Boards of Children’s Hospital and Lutheran General Hospital.

      Joe T. Ford. Mr. Ford was a Director of the Company from 1991 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Ford is Chairman and Chief Executive Officer of ALLTEL Corporation, a telecommunications and information services company. Mr. Ford became Chief Executive Officer of ALLTEL Corporation in 1987 and Chairman of the Board in 1991. Mr. Ford also is a Director of Textron, Inc. and Eltek A.S.A.

      Thomas L. Gossage. Mr. Gossage was a Director of the Predecessor Company from 1993 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Gossage is the Interim Chief Executive Officer of Hercules Incorporated (“Hercules”), a worldwide producer of chemicals and related products. Mr. Gossage had originally retired as Chairman of Hercules in January 1997. Mr. Gossage also is a Director of Fluor Corporation and Alliant Techsystems Inc.

      Donald E. Guinn. Mr. Guinn was a Director of the Predecessor Company from 1986 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Guinn is Chairman Emeritus of Pacific Telesis Group, a telecommunications holding company (known as “PacTel”), which merged with SBC Communications Inc. in 1997. Mr. Guinn served as Chairman and Chief Executive Officer of PacTel from 1984 through his retirement in 1988. He also is a Director of Pacific Mutual Life Insurance Company and its affiliate, Pacific LifeCorp and Bank of America Corporation.

      James E. Oesterreicher. Mr. Oesterreicher has been a Director of Dial since 2000. Mr. Oesterreicher retired as Chairman and Chief Executive Officer of J.C. Penney Company, Inc., a department store, drugstore, catalog and e-commerce retailer, in September 2000. Mr. Oesterreicher had been with J.C. Penney since 1964 and held a number of other management positions. He also is a Director of Brinker International, Inc. and TXU Corp.

      Michael T. Riordan. Mr. Riordan has been a Director of Dial since 1997, and is Chairman, President and Chief Executive Officer of Paragon Trade Brands, Inc., a leading manufacturer of private label disposable diapers and related products. Mr. Riordan also served as President and Chief Operating Officer of Fort James Corporation, a paper products manufacturer, until August 1998. Prior to the merger of Fort Howard Corporation with James River Corporation, Mr. Riordan served as Chairman, President and Chief Executive Officer of Fort Howard Corporation from 1996 to 1997 and as President and Chief Operating Officer of Fort

Howard Corporation from 1992 to 1996. Mr. Riordan also is a Director of American Medical Security, Inc. and Wallace Computer Services, Inc.

      Barbara S. Thomas. Ms. Thomas has been a Director of Dial since 1997. She was most recently President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company until its purchase by Pfizer Inc. in July 2000. Ms. Thomas was with the Pillsbury Company from 1993 to 1997, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas also is a Director of The Ocean Spray Company.

      Salvador M. Villar. Mr. Villar has been a Director of Dial since 1998, and is President and Chief Executive Officer of California Commerce Bank, the U.S. banking arm of Banco Nacional de México (known as “Banamex”). Mr. Villar has been with California Commerce Bank since 1981. Mr. Villar also serves as Vice Chairman of the Board of Banco Bansud, S.A.

Item 11.  Executive Compensation

      Information concerning executive compensation matters is incorporated herein by reference to “Executive Compensation,” “Option/ SAR Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Options Values,” “Pension Plans” and “Employment Agreements and Change of Control Agreements” in the Proxy Statement; provided, however, that the “Compensation Committee Report on Executive Compensation” and the “Stock Price Performance Graph” contained in the Proxy Statement are not incorporated by reference herein.

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

Item 13.  Certain Relationships and Related Transactions

      During the fiscal year, there were no relationships or related transactions that are required to be disclosed.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  Financial Statements and Schedules

			Page

(i)	Financial Statements.

	(1)	Management’s Report on Responsibility for Financial Reporting	27

	(2)	Independent Auditors’ Report	28
	(3)	Consolidated Financial Statements:

		Consolidated Balance Sheet at December 31, 2000, and December 31, 1999	29

		Statement of Consolidated Operations and Comprehensive Income for the years ended December 31, 2000, December 31, 1999, and December 31, 1998	30

		Statement of Consolidated Cash Flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998	31

		Statement of Consolidated Stockholders’ Equity for the years ended December 31, 2000, December 31, 1999, and December 31, 1998	32

		Notes to Consolidated Financial Statements	33
(ii)	Financial Statement Schedules.

      Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the consolidated financial statements or notes to the consolidated financial statements included herein.

      (b)  Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated November 21, 2000, reporting that lenders under Dial’s $450 million credit facility agreed to amend the covenant requiring a maximum ratio of 3 to 1 for funded debt to EBITDA.

      We also filed a Current Report on Form 8-K, dated January 3, 2001, reporting that Dial issued a press release relating to the modification of its joint venture relationships in the United States and Mexico with Henkel KGaA of Dusseldorf, Germany, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K dated January 3, 2001, reporting that Dial issued a press release relating to the webcast of an investor conference held on January 8, 2001, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated January 8, 2001, reporting that Dial would make a presentation to investors on January 8, 2001, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated January 16, 2001, reporting that Dial issued a press release relating to the earnings release conference call held on January 24, 2001, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated January 29, 2001, reporting that Dial issued a press release relating to its financial results for the fourth quarter and year ended December 31, 2000 and its outlook for 2001, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated February 23, 2001, reporting that Dial issued a press release announcing that Herbert Baum, Dial Corporation Chairman, President and CEO, would present to investors at Merrill Lynch’s 14th Annual Global Branded Consumer Products Conference, a copy of which was filed as Exhibit 99.

      (c)  Exhibits

Exhibit
Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/ A (Am. No. 2), dated July 26, 1996 (the “Form 10”).

3(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.

4(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.

10(a)	Director’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q, dated November 11, 1996 (the “Q3 1996 Form 10-Q”).

10(b)	Officer’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.

10(c)	The Dial Corporation Future Investment Plan†*

10(d)	The Dial Corporation Future Investment Restoration Plan†*

10(e)	The Dial Corporation Future Security Restoration Plan†*

10(f)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan†*

10(g)	Annual Incentive Plan Agreement†	Incorporated by reference to Exhibit 10(f) of Dial’s Form 10-K for the fiscal year ended December 28, 1996.

10(h)	Form of The Dial Corporation Director’s Charitable Award Program†	Incorporated by reference to Exhibit 10(f) of the Form 10.

10(i)	Form of Change of Control Agreements with certain Executive Officers of the Company†	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.

10(j)	Credit Agreement*

10(k)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.

10(l)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan†*

10(m)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan†*

10(n)	Restated Employment Agreement, dated May 11, 1999, between the Company and Malcolm Jozoff†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q dated August 17, 1999.

10(o)	Employment Agreement with Herbert M. Baum, dated January 26, 2001†*.

10(p)	Waiver of Claims and Acknowledgement Agreement with Susan J. Riley dated August 7, 2000†.	Incorporated by reference to Exhibit 10.1 of the Q3 2000 10-Q.

10(q)	Waiver of Claims and Acknowledgement Agreement with Jeffrey B. Dias dated September 29, 2000†.	Incorporated by reference to Exhibit 10.1 of the Q3 2000 10-Q.

Exhibit
Number	Description	Method of Filing

21	List of Significant Subsidiaries*

23	Consent of Deloitte & Touche LLP*

24	Power of Attorney	See Signature Page.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Scottsdale, Arizona, on March 8, 2001.

THE DIAL CORPORATION

By:	/s/HERBERT M. BAUM

Herbert M. Baum
Chairman of the Board, President
and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENT that the persons whose signatures appear below, constitute and appoint Herbert M. Baum and Conrad A. Conrad, and each of them, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 8, 2001.

Signature	Title

/s/ HERBERT M. BAUM Herbert M. Baum	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ CONRAD A. CONRAD Conrad A. Conrad	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JOHN F. TIERNEY John F. Tierney	Senior Vice President and Controller (Principal Accounting Officer)
/s/ JOY A. AMUNDSON Joy A. Amundson	Director
/s/ JOE T. FORD Joe T. Ford	Director
/s/ THOMAS L. GOSSAGE Thomas L. Gossage	Director
/s/ DONALD E. GUINN Donald E. Guinn	Director

Signature	Title

/s/ JAMES E. OESTERREICHER James E. Oesterreicher	Director
/s/ MICHAEL T. RIORDAN Michael T. Riordan	Director
/s/ BARBARA S. THOMAS Barbara S. Thomas	Director
/s/ SALVADOR M. VILLAR Salvador M. Villar	Director

INDEX TO EXHIBITS

Exhibit
Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/ A (Am. No. 2), dated July 26, 1996 (the “Form 10”).
3(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
10(a)	Director’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q, dated November 11, 1996 (the “Q3 1996 Form 10-Q”).
10(b)	Officer’s Indemnification Agreement†	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.
10(c)	The Dial Corporation Future Investment Plan†*
10(d)	The Dial Corporation Future Investment Restoration Plan†*
10(e)	The Dial Corporation Future Security Restoration Plan†*
10(f)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan†*
10(g)	Annual Incentive Plan Agreement†	Incorporated by reference to Exhibit 10(f) of Dial’s Form 10-K for the fiscal year ended December 28, 1996.
10(h)	Form of The Dial Corporation Director’s Charitable Award Program†	Incorporated by reference to Exhibit 10(f) of the Form 10.
10(i)	Form of Change of Control Agreements with certain Executive Officers of the Company†	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10(j)	Credit Agreement*
10(k)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10(l)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan†*
10(m)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan†*
10(n)	Restated Employment Agreement, dated May 11, 1999, between the Company and Malcolm Jozoff†	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q dated August 17, 1999.
10(o)	Employment Agreement with Herbert M. Baum, dated January 26, 2001†*.
10(p)	Waiver of Claims and Acknowledgement Agreement with Susan J. Riley dated August 7, 2000†.	Incorporated by reference to Exhibit 10.1 of the Q3 2000 10-Q.
10(q)	Waiver of Claims and Acknowledgement Agreement with Jeffrey B. Dias dated September 29, 2000†.	Incorporated by reference to Exhibit 10.1 of the Q3 2000 10-Q.

Exhibit
Number	Description	Method of Filing

21	List of Significant Subsidiaries*
23	Consent of Deloitte & Touche LLP*
24	Power of Attorney	See Signature Page.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.