Form 10-Q
period 2001-03-31
DIAL CORP /NEW/
filed 2001-05-11
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Yes        X        No

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on April 28, 2001 was 94,896,063.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(in thousands, except share data)	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$4,577	$6,844

Receivables, less allowance of $6,382 and $5,983	134,865	168,170

Inventories	173,548	162,783

Deferred income taxes	18,171	18,910

Other current assets	18,112	21,036

Total current assets	349,273	377,743

Property and equipment, net	282,972	301,027

Deferred income taxes	53,809	55,425

Intangibles, net	621,881	614,458

Other assets	33,959	33,318

	$1,341,894	$1,381,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$112,203	$139,702

Short-term borrowings	115,762	125,776

Other current liabilities	118,394	129,377

Total current liabilities	346,359	394,855

Long-term debt	469,270	469,271

Pension and other benefits	215,455	217,035

Other liabilities	6,698	6,903

Total liabilities	1,037,782	1,088,064

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares authorized; 105,712,924 and 105,679,849 shares issued	1,057	1,057

Additional capital	407,497	402,024

Retained income	163,045	153,600

Accumulated other comprehensive loss	(3,922)	(3,465)

Employee benefits	(48,620)	(45,128)

Treasury stock, 10,812,255 and 10,772,046 shares held	(214,945)	(214,181)

Total stockholders’ equity	304,112	293,907

	$1,341,894	$1,381,971

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	(Unaudited)
	Quarter Ended

(in thousands, except per share data)	March 31, 2001	April 1, 2000

Net sales	$401,480	$373,124

Costs and expenses:

Cost of products sold	205,366	188,511

Selling, general and administrative expenses	163,679	141,431

Total costs and expenses	369,045	329,942

Operating income	32,435	43,182

Interest and other expenses	13,872	9,639

Net (income) loss of joint ventures	(1,999)	721

Income before income taxes	20,562	32,822

Income taxes	7,464	11,324

NET INCOME	$13,098	$21,498

NET INCOME PER SHARE —BASIC	$0.14	$0.23

NET INCOME PER SHARE —DILUTED	$0.14	$0.23

Weighted average basic shares outstanding	91,291	93,979

Weighted average equivalent shares	294	631

Weighted average diluted shares outstanding	91,585	94,610

NET INCOME	$13,098	$21,498

Other comprehensive income (loss) net of tax:

Foreign currency translation adjustment	(457)	131

Minimum pension liability	—	(245)

COMPREHENSIVE INCOME	$12,641	$21,384

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS

	(Unaudited)
	Quarter Ended

(in thousands)	March 31, 2001	April 1, 2000

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

Net income	$13,098	$21,498

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	10,029	9,395

Amortization	3,709	3,024

Deferred income taxes	2,355	5,205

Change in operating assets and liabilities:

Receivables	33,305	16,861

Inventories	(10,765)	(17,693)

Trade accounts payable	(27,499)	(30,716)

Income taxes payable	4,997	(21,068)

Other assets and liabilities, net	(14,826)	(15,917)

Net cash provided (used) by operating activities	14,403	(29,411)

CASH FLOWS USED BY INVESTING ACTIVITIES:

Capital expenditures	(3,241)	(6,284)

Investment in and loans to joint ventures	—	(3,264)

Net cash used by investing activities	(3,241)	(9,548)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

Net change in long-term borrowings	(1)	109,699

Common stock purchased for treasury	—	(83,143)

Net change in short-term bank loans	(10,014)	91,644

Dividends paid on common stock	(3,653)	(7,533)

Cash proceeds from stock options	239	526

Net change in receivables sold	—	(73,177)

Net cash provided (used) by financing activities	(13,429)	38,016

Net decrease in cash and cash equivalents	(2,267)	(943)

Cash and cash equivalents, beginning of period	6,844	6,126

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,577	$5,183

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Preparation

The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries. This information should be read in conjunction with the financial statements set forth in The Dial Corporation Annual Report to Stockholders for the year ended December 31, 2000.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the quarter ended March 31, 2001 and April 1, 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Note 2. Special Charges

Third Quarter 2000 Special Charges

On October 18, 2000, we announced a special charge related to the Specialty Personal Care business, the Dial/Henkel joint ventures, and severance costs for prior management. We recorded $73.9 million ($48.9 million after tax or $0.53 per share) related to this special charge during 2000. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this special charge. The current period activity relating to the Third Quarter 2000 Special Charges is summarized below:

	Beginning		Amount of		Ending
	reserves at	Cash spent	reversed	Amount charged	reserves at
(in thousands)	12/31/00	during period	charges	against assets	3/31/01

Employee separations	$2,063	$(470)	$—	$—	$1,593

Discontinued product inventories and related charges	9,200	(1,010)	—	—	8,190

Other exit costs	135	(38)	—	—	97

Total	$11,398	$(1,518)	$—	$—	$9,880

The income statement classification of amounts recorded with respect to the Third Quarter 2000 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first quarter of 2001.

We have sold or disposed of a portion of the discontinued product inventories and expect to sell or dispose of the remainder in 2001. In addition, reserves were established to fund promotional activity for our customers to discontinue SKU’s currently in our customers’ inventories and for expected returns and deductions from our customers. Cash requirements for the special charges currently are expected to be funded from normal operations.

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

Second Quarter 2000 Restructuring

On June 28, 2000, we announced a restructuring charge designed to improve profitability and operational efficiencies. We recorded charges totaling $23.9 million ($14.9 million after tax or $0.16 per share) during 2000 to close our Bristol, Pennsylvania dry detergent plant, to consolidate the manufacturing and distribution functions of our Specialty Personal Care business, and to restructure our domestic and international sales organization. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this restructuring charge. The current period activity relating to the Second Quarter 2000 Restructuring is summarized below:

	Beginning			Ending
	reserves at	Cash spent	Amount charged	reserves at
(in thousands)	12/31/00	during period	against assets	3/31/01

Employee separations	$828	$(160)	$—	$668

Asset writedowns and discontinued product inventories	—	—	—	—

Other exit costs	859	(419)	—	440

Total	$1,687	$(579)	$—	$1,108

The income statement classification of amounts recorded with respect to the Second Quarter 2000 Restructuring have been previously disclosed and no additional amounts were charged in the first quarter of 2001.

We sold or disposed of all of the discontinued product inventory by the end of the first quarter of 2001. The remaining reserves relating to employees separations and other exits costs are expected to be utilized in 2001. The Bristol, Pennsylvania dry detergent facility was sold in April 2001. Cash requirements for the restructuring currently are expected to be funded from normal operations.

Note 3. Acquisitions

During the second quarter of 2000, Dial acquired three businesses for $119.2 million in cash. The acquisitions included the Coast(R) bar soap business in the United States, the Plusbelle(R) hair care business in Argentina and the Zout(R) stain remover business in the United States. The purchase price for Zout may increase if a specified level of gross sales of Zout product is achieved in each of the three years following the acquisition date. The total combined net sales of these acquisitions was $30.4 million during the first quarter of 2001.

The Coast, Plusbelle and Zout acquisitions were accounted for using the purchase method of accounting. A portion of the purchase prices have been allocated to assets acquired of $11.1 million and liabilities assumed of $1.3 million based on estimated fair values at the date of acquisition while the balance of $109.4 million was recorded as goodwill. We continue to gather and analyze certain information required to complete the allocation of the purchase price of these acquisitions. Further adjustments to the allocation of the purchase price may arise as a result of the finalization of the ongoing study.

Note 4. Dial/Henkel Joint Venture

In April 1999, we formed Dial/Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany (“Henkel”). Dial and Henkel each own 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business. Our portion of the cumulative net loss of the joint venture has been included in Dial’s consolidated results since the joint venture formation date.

During the third quarter of 2000, the Dial/Henkel LLC joint venture decided to discontinue operations of Purex Advanced. As a result, Purex Advanced has been reflected as a discontinued operation within the Dial/Henkel LLC joint venture financial statements. In December 2000, we reorganized our joint venture arrangements with Henkel. Specifically, Dial and Henkel continue to own a limited U.S. joint venture equally; however, the only business conducted by this joint venture going forward will be the Custom Cleaner home dry-cleaning business.

We account for this joint venture under the equity method of accounting. Our share of the joint venture’s income in the first quarter of 2001 results primarily from lower than expected costs associated with the discontinued Purex Advanced business.

Included on Dial’s consolidated balance sheets are the following:

(in thousands)	March 31, 2001	December 31, 2000

Amounts due to joint venture	$3,712	$5,968

Note 5. Inventories

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2001	2000

Raw materials and supplies	$46,572	$48,484

Work in process	8,926	8,387

Finished goods	118,050	105,912

Total inventories	$173,548	$162,783

Note 6. Debt

Short-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2001	2000

Argentina bank loan repricing monthly and subject to call by the bank at the end of each month	—	14,009

Short-term bank borrowing, interest rate of 7.5% at March 31, 2000	6,640	—

Current portion of State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	123	70

	March 31,	December 31,
(in thousands)	2001	2000

Borrowing on the short-term revolving Credit Agreement, interest rates from 5.75% to 5.94% at March 31, 2001	108,999	—

Commercial paper issuances supported by the short-term revolving Credit Agreement	—	111,697

Total short-term debt	$115,762	$125,776

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2001	2000

State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	$856	$910

$200 million 6.5% Senior Notes due 2008, net of issue discount	198,414	198,361

Borrowings on the long-term revolving Credit Agreement, interest rates from 5.75% to 5.94% at March 31, 2001	270,000	—

Commercial paper supported by long-term revolving Credit Agreement	—	270,000

Total long-term debt	$469,270	$469,271

In the second quarter of 2000 we entered into a new $450 million credit facility that replaced our $350 million facility that was established in July 1999. Our credit facility was intended to serve as a backstop facility for our commercial paper program. However, due to market conditions and the placement of our short term debt rating on watch by Moody’s Investors Service, we have not been able to access the commercial paper market in the first quarter of 2001. As a result, we have been making borrowings under our credit facility. Borrowings under our credit facility are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until July 2001 for up to $180 million. We will need to refinance approximately $75 million of short term debt drawn under the $180 million commitment that expires in July 2001 and are considering a variety of financing options. The interest rate applicable to borrowings under our credit facility is, at our option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over such indices during the term of the credit facility. Our credit facility also requires us to pay commitment fees to the banks making commitments under the credit facility. These spreads and fees are subject to adjustment if our debt ratings change.

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

Dial was in compliance with all covenants under the credit facility at March 31, 2001. As previously disclosed, we are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest of this business, a write-down of assets to their estimated market value would be required. If this takes place, we will need our lenders’ waiver or amendment of our minimum net worth covenant because the estimated resulting write-down of assets would violate this covenant.

Note 7. Segments of an Enterprise

For organizational, marketing and financial reporting purposes, we have organized into four business segments: (i) Domestic Branded, (ii) Specialty Personal Care, (iii) International, and (iv) Commercial Markets and Other. The segments were identified based on the types of products sold, the customer base and method of distribution.

The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market nondurable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Personal Cleansing, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is included in the Domestic Branded segment.

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

Our Commercial Markets and Other business sells branded and nonbranded, through the commercial channel to hotels, hospitals, schools and other institutional customers. In addition, this business segment includes sales of soap pellets and chemicals, principally glycerin and fatty acids, that are by-products of the soap making process.

Information as to our operations in different business segments is set forth below. The calculation of Operating Income for each segment includes an allocation of general and administrative expenses based on each segment’s share of consolidated net sales. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

		Specialty	Commercial
	Domestic	Personal	Markets &
(in thousands)	Branded	Care	Other	International	Total

Net Sales:

Quarter ended:

March 31, 2001	$321,662	$10,242	$13,869	$55,707	$401,480

April 1, 2000	293,714	24,771	16,121	38,518	373,124

Operating Income (Loss):

Quarter ended:

March 31, 2001	33,742	(3,786)	1,474	1,005	32,435

April 1, 2000	39,693	(1,034)	2,386	2,137	43,182

Assets at:

March 31, 2001	903,195	241,751	14,385	182,563	1,341,894

December 31, 2000	912,193	259,026	12,237	198,515	1,381,971

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Forward looking statements

Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but are not limited to, the expected repayment of debt in 2001 of approximately $80 to $90 million, not including any possible proceeds from future asset sales that may also be used to reduce debt; the potential write-down of assets in the estimated range of $150 to $170 million if we decide to divest the Specialty Personal Care business; our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition; our intended efforts pursuant to our SFX01 initiative; our expected annual pre-tax operating benefits and savings as a result of the special charges taken in the second and third quarters of 2000; our expected capital expenditures in 2001 of $40.0 million; our expected trade promotion expenses in 2001 of $390 million; our expected costs for coupons and rebates in 2001 of $16.0 million and our expected cost of free products in 2001 of $10.4 million. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties that are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

Announcement of SFX01

As previously disclosed, management has outlined an initiative labeled “SFX01”. The three step initiative can be summarized as follows:

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

Restructuring and Special Charges

Third Quarter 2000 Special Charges

On October 18, 2000, we announced a special charge related to the Specialty Personal Care business, the Dial/Henkel joint ventures, and severance costs for prior management. We recorded $73.9 million ($48.9 million after tax or $0.53 per share) related to this special charge during 2000. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this special charge. The current period activity relating to the Third Quarter 2000 Special Charges is summarized below:

	Beginning		Amount of		Ending
	reserves at	Cash spent	reversed	Amount charged	reserves at
(in thousands)	12/31/00	during period	charges	against assets	3/31/01

Employee separations	$2,063	$(470)	$—	$—	$1,593

Discontinued product inventories and related charges	9,200	(1,010)	—	—	8,190

Other exit costs	135	(38)	—	—	97

Total	$11,398	$(1,518)	$—	$—	$9,880

The income statement classification of amounts recorded with respect to the Third Quarter 2000 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first quarter of 2001.

We have sold or disposed of a portion of the discontinued product inventories and expect to sell or dispose of the remainder in 2001. In addition, reserves were established to fund promotional activity for our customers to discontinue SKU’s currently in our customers’ inventories and for expected returns and deductions from our customers. Cash requirements for the special charges currently are expected to be funded from normal operations.

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

Second Quarter 2000 Restructuring

On June 28, 2000, we announced a restructuring charge designed to improve profitability and operational efficiencies. We recorded charges totaling $23.9 million ($14.9 million after tax or $0.16 per share) during 2000 to close our Bristol, Pennsylvania dry detergent plant, to consolidate the manufacturing and distribution functions of our Specialty Personal Care busniess, and to restructure our domestic and international sales organization. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this restructuring charge. The current period activity relating to the Second Quarter 2000 Restructuring is summarized below:

	Beginning			Ending
	reserves at	Cash spent	Amount charged	reserves at
(in thousands)	12/31/00	during period	against assets	3/31/01

Employee separations	$828	$(160)	$—	$668

Asset writedowns and discontinued product inventories	—	—	—	—

Other exit costs	859	(419)	—	440

Total	$1,687	$(579)	$—	$1,108

The income statement classification of amounts recorded with respect to the Second Quarter 2000 Restructuring have been previously disclosed and no additional amounts were charged in the first quarter of 2001.

We sold or disposed of all of the discontinued product inventory by the end of the first quarter of 2001. The remaining reserves relating to employees separations and other exits costs are expected to be utilized in 2001. The Bristol, Pennsylvania dry detergent facility was sold in April 2001. Cash requirements for the restructuring currently are expected to be funded from normal operations.

Adjustments to List Prices and Trade Allowances

Beginning in the first quarter of 2001, we adjusted our list prices and trade promotion spending on selected personal cleansing and laundry care products to more closely align with our shelf pricing strategies. In the first quarter of 2001, this resulted in a reduction in net sales and trade spending of approximately $10.0 million. As a result of this change, our gross margin was reduced by approximately 130 basis points and selling, general and administrative expenses as a percentage of sales was reduced by approximately 140 basis points. Because the reduction in list price is offset by a reduction in trade promotion spending, there is no effect on our net earnings.

Comparison of the First Quarter of 2001 with the First Quarter of 2000

Net sales for the quarter increased 7.6% to $401.5 million from $373.1 million in the same period in 2000 primarily as a result of 9.5% increase in our Domestic Branded segment and an increase in our International segment of 44.6%, offset in part by a 58.7% decrease in our Specialty Personal Care segment and a 14.0% decrease in our Commercial Markets and Other segment. First quarter 2001 net sales included $30.4 million from acquisitions of the Coast, Plusbelle and Zout businesses.

Net sales in our Domestic Branded segment increased 9.5% to $321.7 million from $293.7 million in the same period last year. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	First Quarter		Increase/(Decrease)

(in millions)	2001	2000	Amount	Percentage

Personal Cleansing	$97.9	$85.6	$12.3	14.4%

Laundry Care	123.2	112.5	10.7	9.5%

Air Fresheners	58.4	50.8	7.6	15.0%

Food Products	42.2	44.8	(2.6)	(5.8%)

Total Domestic Branded	$321.7	$293.7	$28.0	9.5%

The increase in Personal Cleansing resulted primarily from the acquisition of Coast in 2000 and the introduction of Dial Complete. The increase in Laundry Care is primarily due to an increase in Purex liquid detergent and the inclusion of results from the Zout acquisition, offset in part by softness in our non-Purex branded dry detergent business. The increase in Air Fresheners is primarily due to new product introductions. The decline in Armour resulted primarily from weakened demand and residual excess trade inventory in distribution channels.

Net sales in our Specialty Personal Care segment decreased 58.7% to $10.2 million from $24.8 million in the same period last year primarily due to discontinuation of both the Nature’s Accents product line and other unprofitable SKU’s associated with a special charge taken in the third quarter of 2000. Historically, approximately 65% of the total net sales of our Specialty Personal Care business are recorded in the third and fourth quarters. We currently anticipate that net sales of our Specialty Personal Care segment will be lower in the second quarter of 2001 compared to the same period last year as a result of the factors discussed above.

Net sales in our International segment increased 44.6% to $55.7 million from $38.5 million primarily as a result of the inclusion of the results of the Plusbelle acquisition in Argentina, partially offset by lower sales in Mexico caused by difficulties encountered in the outsourcing of our sales administrative function.

Net sales in our Commercial Markets and Other segment decreased 14.0% to $13.9 million from $16.1 million primarily as a result of softness in our amenities business and decreased sales of products through secondary channels.

Our gross margin, including the list price adjustment described above, decreased by 70 basis points to 48.8% from 49.5% in the same period in 2000. Gross margin increased 60 basis points to 50.1%, excluding the impact of the adjustment in list prices. This improvement is primarily due to a favorable sales mix, offset in part by higher energy costs.

Selling, general and administrative expenses are up 15.7% to $163.7 million from $141.4 million in the same period in 2000. This increase primarily resulted from an increase in marketing expenses to support our core domestic brands and new product launches.

Interest and other expenses increased 43.9% to $13.9 million from $9.6 million in the same period in 2000. The increase was primarily due to increased borrowings to fund acquisitions of the Coast, Plusbelle and Zout businesses, our prior investments in the Dial/Henkel joint ventures and our stock repurchase program in 2000.

Our share of the income in the Dial/Henkel joint venture was $2.0 million in the first quarter, primarily resulting from lower than expected costs associated with the discontinued Purex Advanced business.

Our effective income tax rate increased to 36.3% from 34.5% in the same period in 2000. This increase is primarily attributable to higher non-recurring Foreign Sales Corporation benefits in 2000, an increase in the amount of non-deductible goodwill and lower pre-tax income.

Net income was $13.1 million or $0.14 per diluted share, versus $21.5 million, or $0.23 per diluted share in the first quarter of 2000. This decrease in net income is primarily attributable to the factors explained above.

Liquidity and Capital Resources

Total debt decreased $10.0 million to $585.0 million from $595.0 million at December 31, 2000. The decrease in total debt was funded from cash flow from operations.

Cash flow from operations in the first quarter of 2001, was $14.4 million compared to cash used of $29.4 million in the same period in 2000. The increase in cash provided from operations is primarily attributable to an improvement in working capital offset in part by a decrease in net income. Debt repayment in 2001 is expected to be approximately $80 to $90 million, not including any possible proceeds from future asset sales that may also be used to reduce debt.

Capital expenditures for the first quarter of 2001 were $3.2 million. Capital spending in 2001 is expected to approximate $40.0 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. Our spending plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

In the second quarter of 2000 we entered into a new $450 million credit facility that replaced our $350 million facility that was established in July 1999. Our credit facility was intended to serve as a backstop facility for our commercial paper program. However, due to market conditions and the placement of our short term debt rating on watch by Moody’s Investors Service, we have not been able to access the commercial paper market in the first quarter of 2001. As a result, we have been making borrowings under our credit facility. Borrowings under our credit facility, are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until July 2001 for up to $180 million. We will need to refinance approximately $75 million of short term debt drawn under the $180 million commitment that expires in July 2001 and are considering a variety of financing options. The interest rate applicable to borrowings under our credit facility is, at our option, indexed to the bank prime rate or the London Interbank Offering Rate (“LIBOR”), plus appropriate spreads over such indices during the term of the credit facility. Our credit facility also requires us to pay commitment fees to the banks making commitments under the credit facility. These spreads and fees are subject to adjustment if our debt ratings change.

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

Dial was in compliance with all covenants under the credit facility at March 31, 2001. As previously disclosed, we are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest of this business, a write-down of assets to their estimated market value would be required. Based on current estimates, such a writedown would be in the range of $150 to $170 million after tax. If this takes place, we will need our lenders’ waiver or amendment of our minimum net worth covenant because the estimated resulting write-down of assets would violate this covenant.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued a Proposed Statement of Accounting Standards, “Business Combinations and Intangible Assets – Accounting for Goodwill”. The proposed Statement would prohibit goodwill amortization and establish a new method of testing goodwill for impairment. The proposed statement would also prohibit the pooling of interest method of accounting for business combinations and establish a new accounting standard for goodwill acquired in a business combination. The provisions of the proposed Statement would be effective for fiscal quarters beginning after the issuance of a final Statement. The impact of the Statement may be significant if it is issued as currently proposed, as we would be required to test our goodwill for impairment under new standards and would no longer recognize goodwill amortization expense. In first quarter 2001, we incurred $2.9 million in goodwill amortization compared to $2.3 million in the first quarter of 2000.

In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for Dial in the first quarter of 2002. The implementation of this consensus will require us to change the way we classify certain sales incentives that are currently recorded as selling, general and administrative expense. The cost of coupons and rebates, which is anticipated to be approximately $16.0 million in 2001, will be recorded as a reduction of net sales. The cost of free products, which is anticipated to be approximately $10.4 million in 2001, will be recorded as cost of products sold.

In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. The issue addresses the accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. This Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item.

We currently record all of the consideration we provide to our customers to promote our products as trade promotion expense. Such costs include consideration given to customers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity. For income statement purposes, we currently record all trade promotion expense as Selling, general and administrative expense. The consensus on EITF 00-25 will be effective for Dial in the first quarter of 2002. The implementation of this consensus will require that most or all of the these types of trade promotion costs be recorded as a reduction of sales rather than as selling, general and administrative expenses. We expense these promotional activities in the period during which the related product ships. In 2001, we expect to incur approximately $390 million of trade promotion expense.

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

(B) Reports on Form 8-K

We filed a Current Report on Form 8-K, dated March 28, 2001, reporting that Dial issued a press release announcing that Conrad A. Conrad, Executive Vice president and CFO, will present to investors at the Bank of America Securities Consumer Conference. The press release also announced that Dial was comfortable with the First Call earnings per share estimate for the first quarter 2001 and for the full year.

We filed a Current Report on Form 8-K, dated April 5, 2001, reporting that Dial issued a press release relating to the earnings release conference call held on Wednesday April 25, 2001.

We filed a Current Report on Form 8-K, dated April 26, 2001, reporting that Dial issued a press release relating to its financial results for the first quarter of 2001, and its outlook for the remainder of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

May 10, 2001

/s/ Conrad A. Conrad Conrad A. Conrad Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

/s/ John F. Tierney John F. Tierney Senior Vice President and Controller (Principal Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

99.	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.