Form 10-Q
period 2001-06-30
DIAL CORP /NEW/
filed 2001-08-09
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on July 28, 2001 was 94,887,541.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(in thousands, except share data)	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$7,977	$6,844

Receivables, less allowance of $6,046 and $5,983	129,486	168,170

Inventories	167,975	162,783

Deferred income taxes	18,961	18,910

Other current assets	8,304	21,036

Total current assets	332,703	377,743

Property and equipment, net	277,140	301,027

Deferred income taxes	47,350	55,425

Intangibles, net	619,662	614,458

Other assets	34,476	33,318

	$1,311,331	$1,381,971

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$115,696	$139,702

Short-term borrowings	78,999	125,776

Other current liabilities	129,493	129,377

Total current liabilities	324,188	394,855

Long-term debt	448,467	469,271

Pension and other benefits	214,340	217,035

Other liabilities	6,964	6,903

Total liabilities	993,959	1,088,064

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares authorized; 105,712,924 and 105,679,849 shares issued	1,057	1,057

Additional capital	412,329	402,024

Retained income	174,141	153,600

Accumulated other comprehensive loss	(3,697)	(3,465)

Employee benefits	(51,359)	(45,128)

Treasury stock, 10,823,060 and 10,772,046 shares held	(215,099)	(214,181)

Total stockholders’ equity	317,372	293,907

	$1,311,331	$1,381,971

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	(Unaudited)
	Quarter Ended

(in thousands, except per share data)	June 30, 2001	July 1, 2000

Net sales	$429,206	$408,741

Costs and expenses:

Cost of products sold	216,522	208,902

Asset writedowns and discontinued product inventories as a result of restructuring	—	17,232

Total cost of products sold	216,522	226,134

Selling, general and administrative expenses	177,524	169,342

Restructuring charges and other asset writedowns	—	3,835

	177,524	173,177

Total costs and expenses	394,046	399,311

Operating income	35,160	9,430

Interest and other expenses	12,023	12,322

Net (income) loss of joint ventures	(4)	3,624

Other income – gain on special items	—	(6,662)

Income before income taxes	23,141	146

Income taxes (benefit)	8,400	(983)

NET INCOME	$14,741	$1,129

NET INCOME PER SHARE —BASIC	$0.16	$0.01

NET INCOME PER SHARE —DILUTED	$0.16	$0.01

Weighted average basic shares outstanding	91,368	91,084

Weighted average equivalent shares	442	287

Weighted average diluted shares outstanding	91,810	91,371

NET INCOME	$14,741	$1,129

Other comprehensive income (loss) net of tax:

Foreign currency translation adjustment	224	(552)

COMPREHENSIVE INCOME	$14,965	$577

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

	(Unaudited)
	Six Months Ended

(in thousands, except per share data)	June 30, 2001	July 1, 2000

Net sales	$830,686	$781,865

Costs and expenses:

Cost of products sold	421,888	397,413

Asset writedowns and discontinued product inventories as a result of restructuring	—	17,232

Total cost of products sold	421,888	414,645

Selling, general and administrative expenses	341,203	310,772

Restructuring charges and other asset writedowns	—	3,835

	341,203	314,607

Total costs and expenses	763,091	729,252

Operating income	67,595	52,613

Interest and other expenses	25,895	21,962

Net (income) loss of joint ventures	(2,003)	4,345

Other income – gain on special items	—	(6,662)

Income before income taxes	43,703	32,968

Income taxes	15,865	10,342

NET INCOME	$27,838	$22,626

NET INCOME PER SHARE —BASIC	$0.30	$0.24

NET INCOME PER SHARE —DILUTED	$0.30	$0.24

Weighted average basic shares outstanding	91,326	93,121

Weighted average equivalent shares	299	521

Weighted average diluted shares outstanding	91,625	93,642

NET INCOME	$27,838	$22,626

Other comprehensive loss net of tax:

Foreign currency translation adjustment	(232)	(422)

Minimum pension liability	—	(244)

Other comprehensive loss	(232)	(666)

COMPREHENSIVE INCOME	$27,606	$21,960

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS

	(Unaudited)
	Six Months Ended

(in thousands)	June 30, 2001	July 1, 2000

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$27,838	$22,626

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	19,865	19,422

Amortization	7,505	6,262

Deferred income taxes	8,024	4,431

Restructuring charges, special charges and asset writedowns	—	21,067

Gain on special items	—	(6,662)

Change in operating assets and liabilities:

Receivables	38,684	9,834

Inventories	(5,192)	(11,571)

Trade accounts payable	(24,006)	(7,230)

Income taxes payable	15,422	(22,334)

Other assets and liabilities, net	(5,167)	(894)

Net cash provided by operating activities	82,973	34,951

CASH FLOWS USED BY INVESTING ACTIVITIES:

Capital expenditures	(9,796)	(18,899)

Investment in and loans to joint ventures	—	(26,074)

Acquisition of businesses, net of cash acquired	(75)	(116,836)

Proceeds from sale of facilities	2,272	15,339

Net cash used by investing activities	(7,599)	(146,470)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:

Net change in long-term borrowings	(20,804)	225,517

Common stock purchased for treasury	—	(83,143)

Net change in short-term bank loans	(46,777)	70,321

Dividends paid on common stock	(7,288)	(14,820)

Cash proceeds from stock options	628	702

Net change in receivables sold	—	(73,177)

Net cash (used) provided by financing activities	(74,241)	125,400

Net increase in cash and cash equivalents	1,133	13,881

Cash and cash equivalents, beginning of period	6,844	6,126

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,977	$20,007

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the quarters and six months ended June 30, 2001 and July 1, 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Note 2. Special Charges

Third Quarter 2000 Special Charges

On October 18, 2000, we announced a special charge related to the Specialty Personal Care business, the Dial/Henkel joint ventures, and severance costs for prior management. We recorded $73.9 million ($48.9 million after tax or $0.53 per share) related to this special charge during 2000. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this special charge. The activity in the first six months of 2001 relating to the Third Quarter 2000 Special Charges is summarized below:

	Beginning reserves	Cash spent	Ending reserves
(in thousands)	at 12/31/00	during period	at 6/30/01

Employee separations	$2,063	$(795)	$1,268

Discontinued product inventories and related charges	9,200	(3,964)	5,236

Other exit costs	135	(38)	97

Total	$11,398	$(4,797)	$6,601

The income statement classification of amounts recorded with respect to the Third Quarter 2000 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first six months of 2001.

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

Second Quarter 2000 Restructuring

On June 28, 2000, we announced a restructuring charge designed to improve profitability and operational efficiencies. We recorded charges of $23.9 million ($14.9 million after tax or $0.16 per share) for the Second Quarter 2000 Restructuring, of which $21.1 million ($13.8 million after tax or $0.15 per share) was recorded during the second quarter of 2000. This purpose of the Second Quarter 2000 Restructuring was to close our Bristol, Pennsylvania dry detergent plant, to consolidate the manufacturing and distribution functions of our Specialty Personal Care business, and to restructure our domestic and international sales organization. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this restructuring charge. The activity in the first six months of 2001 relating to the Second Quarter 2000 Restructuring is summarized below:

	Beginning reserves	Cash spent	Ending reserves
(in thousands)	at 12/31/00	during period	at 6/30/01

Employee separations	$828	$(510)	$318

Asset writedowns and discontinued product inventories	—	—	—

Other exit costs	859	(589)	270

Total	$1,687	$(1,099)	$588

The income statement classification of amounts recorded with respect to the Second Quarter 2000 Restructuring have been previously disclosed and no additional amounts were charged to net income in the first six months of 2001.

The remaining reserves relating to employees separations and other exits cost are expected to be utilized through 2002. The Bristol, Pennsylvania dry detergent facility was sold in April 2001. Cash requirements for the restructuring are expected to be funded from normal operations.

The expected timing and estimated amount of costs and projected savings related to the Third Quarter 2000 Special Charge and Second Quarter 2000 Restructuring are based on management’s judgment in light of circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause actual operating benefits to differ materially from anticipated results.

Note 3. Acquisitions

During the second quarter of 2000, Dial acquired three businesses for $120.1 million in cash and assumed liabilities of $1.3 million. The acquisitions included the Coast® bar soap business in the United States, the Plusbelle® hair care business in Argentina and the Zout® stain remover business in the United States. We are required to make an additional payment for the acquisition of Zout due to the achievement of a specified level of gross sales of Zout product. The purchase price may increase again if a specified level of gross sales of Zout is achieved in each of the next two years. The total combined net sales of these acquisitions for the first six months of 2001 was $58.4 million. These acquisitions had combined net sales of $11.4 million from their acquisition date through the second quarter of 2000.

The Coast, Plusbelle and Zout acquisitions were accounted for using the purchase method of accounting. A portion of the purchase prices have been allocated to net assets acquired of $9.8 million based on estimated fair values at the date of acquisition while the balance of $110.3 million was recorded as goodwill.

Note 4. Dial/Henkel Joint Ventures

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

During the third quarter of 2000, the Dial/Henkel LLC joint venture decided to discontinue operations of Purex Advanced. As a result, Purex Advanced has been reflected as a discontinued operation within the Dial/Henkel LLC joint venture financial statements. In December 2000, we reorganized our joint venture arrangements with Henkel. Specifically, Dial/Henkel Mexico, S.A. de C.V. was dissolved while Dial and Henkel continue to own a limited U.S. joint venture equally. The only business conducted by this joint venture going forward will be the Custom Cleaner home dry-cleaning business.

We account for this joint venture under the equity method of accounting. Our share of the joint venture’s net income in the first six months of 2001 results primarily from lower than expected costs associated with the discontinued Purex Advanced business.

Note 5. Gain on Special Items

During the second quarter of 2000, we sold the Dial Center for Innovation (“DCI”), formerly known as the Dial Technical and Administration Center, and accompanying 23 acre parcel in Scottsdale, Arizona to an unrelated third party developer for a purchase price of $15.3 million. At that time, we entered into an operating lease with this third party for the existing DCI building pending construction of a new DCI building. We also entered into an operating lease with an initial term of 15 years for a new DCI building that may be constructed on an 11 acre portion of the 23 acre parcel. We have accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from our consolidated balance sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. In the fourth quarter of 2000, we amended our agreements with the developer and opted not to commit to constructing a new DCI building. We paid the third party $4.2 million and, in return, our obligation to construct a new building was replaced with an exclusive option to construct a new DCI building. This option expires on June 30, 2003. If we elect to construct a new DCI building before this option expires, a portion of the $4.2 million paid to the developer will be credited to the construction costs of the new DCI building. In addition, the lease on our existing DCI building was extended to August 2007 and the annual rent was increased to approximate a fair value rent. As a result of these lease modifications, a $2.0 million charge was recognized in the fourth quarter of 2000.

Note 6. Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2001	December 31, 2000

Raw materials and supplies	$41,546	$48,484

Work in process	9,097	8,387

Finished goods	117,332	105,912

Total inventories	$167,975	$162,783

Note 7. Debt

Short-term debt consisted of the following:

(in thousands)	June 30, 2001	December 31, 2000

Argentina bank loan repricing monthly and subject to call by the bank at the end of each month	—	$14,009

Current portion of State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	—	70

Borrowing on the short-term revolving Credit Agreement, interest rate of 4.725% at June 30, 2001	$78,999	—

Commercial paper issuances supported by the short-term revolving Credit Agreement	—	111,697

Total short-term debt	$78,999	$125,776

Long-term debt consisted of the following:

(in thousands)	June 30, 2001	December 31, 2000

State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	$—	$910

$200 million 6.5% Senior Notes due 2008, net of issue discount	198,467	198,361

Borrowings on the long-term revolving Credit Agreement, interest rates from 4.575% to 4.825% at June 30, 2001	250,000	—

Commercial paper supported by long-term revolving Credit Agreement	—	270,000

Total long-term debt	$448,467	$469,271

On May 17, 2001, we amended our existing $450 million credit facility with our lenders. This amendment extended the short-term commitment under our credit facility from July 2001 to May 2002.

Accordingly, borrowings under our credit facility are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until May 2002 for up to $180 million.

This amendment also changed some of the covenants included in our credit facility. Under the new minimum net worth covenant, we must maintain minimum net worth of at least 80% of such net worth as of March 31, 2001 plus 50% of net income subsequent thereto plus certain other additions to net worth. Losses up to agreed upon maximum amounts that are incurred in connection with any sale or other disposition of our Specialty Personal Care business and our business in Argentina will not be counted in determining compliance with this minimum net worth covenant as long as the businesses are sold or disposed of by the end of the quarter immediately following the quarter in which such losses were recorded.

Another new covenant provides that if we sell any business or other assets (excluding inventory sold in the ordinary course of business) or receive proceeds from any debt or equity financings, our lenders’ $450 million commitment will be permanently reduced in amounts equal to agreed upon percentages of the proceeds received from such transactions. These percentages range from 50% to 100% depending upon the type of transaction.

In addition, the amended credit facility includes covenants that restrict our ability to increase our quarterly dividend, repurchase stock, distribute assets to stockholders, sell or otherwise dispose of our accounts receivable, and sell businesses or other assets for consideration other than cash. Further, the amended credit facility retains a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. Dial was in compliance with all covenants under the credit facility at June 30, 2001.

As previously disclosed, we are reviewing strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest this business, a write-down of assets to their estimated market value would be required.

In the third quarter of 2001, we intend to complete a $200 million debt offering. The net proceeds from this offering would be used to repay indebtedness under our existing credit facility. If this debt offering is completed, our lenders’ $450 million commitment under our existing credit facility would be permanently reduced by 50% of the amount of net proceeds received from this offering. Assuming that net proceeds of approximately $200 million are received, our lenders’ commitments under the credit facility would be permanently reduced to approximately $350 million under commitments available until July 2005 for up to $200 million and until May 2002 for up to $150 million.

Note 8. Segments of an Enterprise

For organizational, marketing and financial reporting purposes, we have organized into four business segments: (i) Domestic Branded, (ii) Specialty Personal Care, (iii) International, and (iv) Commercial Markets and Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution.

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

Our Commercial Markets and Other business sells our products, both branded and nonbranded, through the commercial channel to hotels, hospitals, schools and other institutional customers. In addition, this business segment includes sales of soap pellets and chemicals, principally glycerin and fatty acids, that are by-products of the soap making process.

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

	Domestic	Specialty	Commercial
(in thousands)	Branded	Personal Care	Markets & Other	International	Total

Net Sales:

Quarter ended:

June 30, 2001	$348,326	$11,259	$16,709	$52,912	$429,206

July 1, 2000	325,068	18,338	18,341	46,994	408,741

Six months ended:

June 30, 2001	669,987	21,501	30,579	108,619	830,686

July 1, 2000	618,782	43,110	34,461	85,512	781,865

Operating Income (Loss):

Quarter ended:

June 30, 2001	40,280	(3,136)	904	(2,888)	35,160

July 1, 2000 (1)	27,944	(21,560)	1,761	1,285	9,430

Six months ended:

June 30, 2001	74,023	(6,923)	2,391	(1,896)	67,595

July 1, 2000 (1)	67,637	(22,594)	4,148	3,422	52,613

Assets at:

June 30, 2001	891,439	230,617	13,510	175,765	1,311,331

December 31, 2000	912,193	259,026	12,237	198,515	1,381,971

(1)	Includes restructuring and special charges of $21.1 million ($10.7 million in Specialty Personal Care, $8.7 million in Domestic Branded, and $1.7 million in International segments) in the second quarter of 2000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward looking statements

Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but are not limited to, the expected repayment of debt in 2001 of approximately $80 to $90 million, not including any possible proceeds from future asset sales that may also be used to reduce debt; the potential write-down of assets in the estimated range of $180 to $200 million if we decide to divest the Specialty Personal Care business; our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition; our intended efforts pursuant to our SFX01 initiative and explore opportunities for Dial to be part of a larger company; our expected capital expenditures in 2001 of approximately $38 million; our intended $200 million debt offering; our expected trade promotion expenses in 2001 of approximately $390 million; our expected costs for coupons and rebates in 2001 of approximately $16.6 million and our expected cost of free products in 2001 of approximately $9.5 million. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties that are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

Recent Developments Regarding SFX01

In the third quarter of 2000, management outlined an initiative labeled “SFX01”. The three step initiative can be summarized as follows:

   S   We intended to Stabilize our strong businesses.

   F   We intended to Fix marginal businesses or jettison them.

   X   Once stabilized and fixed, we intended to eXplore our options as a company, which include:

•	Continuing as an independent company.

•	Merging with one or more companies to form a larger company to more effectively compete in the consumer products industry.

•	Selling our company, either in whole or in part.

   01   We intended to complete this initiative during 2001.

On August 3, 2001, we concluded our SFX01 initiative and announced that our Board of Directors had reviewed our options as a company and decided that the long-term interests of Dial and its shareholders would be best served if Dial were part of a larger enterprise. In this regard, although we will continue to focus on improving our operating results as a standalone company, the Board believes that we should concurrently explore opportunities for Dial to become part of a larger company, with each pursuit intended to maximize shareholder value. These opportunities may include exploring transactions with multiple parties. We have been working with Goldman Sachs & Co. throughout our SFX01 initiative and will continue to do so as we evaluate any opportunities for Dial to be part of a larger company.

No time constraints have been set for any transaction and any decision regarding any potential transactions will be based upon the best interests of Dial’s shareholders. Accordingly, there is no assurance that any sale, merger or other transactions involving Dial or any of its businesses will occur in the near future or at all. In addition, decisions made in the course of continuing to improve our operating results could result in Dial recording additional special or restructuring charges or additional asset writedowns.

Restructuring and Special Charges

Third Quarter 2000 Special Charges

On October 18, 2000, we announced a special charge related to the Specialty Personal Care business, the Dial/Henkel joint ventures, and severance costs for prior management. We recorded $73.9 million ($48.9 million after tax or $0.53 per share) related to this special charge during 2000. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this special charge. The activity in the first six months of 2001 relating to the Third Quarter 2000 Special Charges is summarized below:

	Beginning	Cash spent	Ending reserves at
(in thousands)	reserves at 12/31/00	during period	6/30/01

Employee separations	$2,063	$(795)	$1,268

Discontinued product inventories and related charges	9,200	(3,964)	5,236

Other exit costs	135	(38)	97

Total	$11,398	$(4,797)	$6,601

The income statement classification of amounts recorded with respect to the Third Quarter 2000 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first six months of 2001.

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

Second Quarter 2000 Restructuring

On June 28, 2000, we announced a restructuring charge designed to improve profitability and operational efficiencies. We recorded charges of $23.9 million ($14.9 million after tax or $0.16 per share) for the Second Quarter 2000 Restructuring, of which $21.1 million ($13.8 million after tax or $0.15 per share) was recorded during the second quarter of 2000. This purpose of the Second Quarter 2000 Restructuring was to close our Bristol, Pennsylvania dry detergent plant, to consolidate the manufacturing and distribution functions of our Specialty Personal Care business, and to restructure our domestic and international sales organization. We do not anticipate that any additional charges to net income will be recorded in 2001 with respect to this restructuring charge. The activity in the first six months of 2001 relating to the Second Quarter 2000 Restructuring is summarized below:

	Beginning reserves	Cash spent during	Ending reserves at
(in thousands)	at 12/31/00	period	6/30/01

Employee separations	$828	$(510)	$318

Asset writedowns and discontinued product inventories	—	—	—

Other exit costs	859	(589)	270

Total	$1,687	$(1,099)	$588

The income statement classification of amounts recorded with respect to the Second Quarter 2000 Restructuring have been previously disclosed and no additional amounts were charged to net income in the first six months of 2001.

The remaining reserves relating to employees separations and other exit costs are expected to be utilized through 2002. The Bristol, Pennsylvania dry detergent facility was sold in April 2001. Cash requirements for the restructuring are expected to be funded from normal operations.

The expected timing and estimated amount of costs and projected savings related to the Third Quarter 2000 Special Charge and Second Quarter 2000 Restructuring are based on management’s judgment in light of circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause actual operating benefits to differ materially from anticipated results.

Adjustments to List Prices and Trade Allowances

Beginning in the first quarter of 2001, we adjusted our list prices and trade promotion spending on selected personal cleansing and laundry care products to more closely align with our shelf pricing strategies. Because the reduction in list price is offset by a reduction in trade promotion spending, there is no effect on our net earnings. This change, however, does impact net sales, gross profit, gross profit margin, selling, general and administrative expense and operating margin. The effect of these adjustments for the second quarter and the first six months of 2001 are set forth below:

	Including List
	Price Adjustment	Excluding List
(dollars in thousands)	(As Reported)	Price Adjustment	Change

Second Quarter

Net Sales	$429,206	$439,345	$(10,139)

Gross profit	212,684	222,823	(10,139)

Gross profit margin	49.6%	50.7%	(1.1)%

Selling, general and administrative expense as a percentage of net sales	41.4%	42.7%	(1.3)%

Operating margin	8.2%	8.0%	0.2%

First Six Months

Net sales	$830,686	$850,818	(20,132)

Gross profit	408,798	428,930	(20,132)

Gross profit margin	49.2%	50.4%	(1.2)%

Selling, general and administrative expense as a percentage of net sales	41.1%	42.5%	(1.4)%

Operating Margin	8.1%	7.9%	0.2%

Comparison of the Second Quarter of 2001 with the Second Quarter of 2000

Net sales for the quarter, including the effect of the list price adjustment in 2001 as discussed above, increased 5.0% to $429.2 million from $408.7 million in the same period in 2000. This increase is primarily a result of a 7.1% increase in our Domestic Branded segment and an increase in our International segment of 12.6%, offset in part by a 38.6% decrease in our Specialty Personal Care segment and a 8.7% decrease in our Commercial Markets and Other segment. The acquisitions of the Coast, Plusbelle and Zout businesses contributed $28.0 million to our net sales in the second quarter of 2001 compared to $11.4 million in the second quarter of 2000. This increase is largely the result of completing the acquisitions in mid-second quarter of 2000.

Net sales in our Domestic Branded segment, including the effect of the list price adjustment in 2001, increased 7.1% to $348.3 million from $325.1 million in the same period last year. Excluding the effect of the list price adjustment, net sales in our Domestic Branded segment increased 10.0% to $357.8 million. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	Second Quarter		Increase/(Decrease)

(dollars in millions)	2001	2000	Amount	Percentage

Personal Cleansing	$109.7	$101.6	$8.1	8.0%

Laundry Care	133.0	121.7	11.3	9.3%

Air Fresheners	51.4	50.6	0.8	1.6%

Food Products	54.2	51.2	3.0	5.9%

Domestic Branded as reported	$348.3	$325.1	$23.2	7.1%

List price adjustment	9.5	—	9.5

Domestic Branded excluding list price adjustment	$357.8	$325.1	$32.7	10.0%

The increase in Personal Cleansing resulted primarily from the acquisition of Coast in 2000 and solid performance in the base business. The increase in Laundry Care is primarily due to an increase in Purex liquid detergent as consumer preference shifts from dry detergents, and the inclusion of results from the Zout acquisition. The increase in Air Fresheners is primarily due to introduction of One Touch and Fresh Gels offset by a decline in sales of adjustables and candles. The increase in Food Products resulted primarily from increased sales of private label and Armour branded Vienna sausage.

Net sales in our Specialty Personal Care segment decreased 38.6% to $11.3 million from $18.3 million in the same period last year primarily due to discontinuation of both the Nature’s Accents product line and other unprofitable SKU’s and softness in the category. A special charge was taken in the third quarter of 2000 as a result of these product discontinuations. Historically, approximately 65% of the total net sales of our Specialty Personal Care business are recorded in the third and fourth quarters.

Net sales in our International segment, including the effect of the list price adjustment in 2001, increased 12.6% to $52.9 million from $47.0 million. This increase primarily resulted from the inclusion of the results of the Plusbelle acquisition in Argentina and increased laundry detergent sales, partially offset by lower sales in Mexico caused by difficulties in the outsourcing of our sales administrative function. Excluding the effect of the list price adjustment, net sales in our International segment increased 14.0% to $53.6 million.

Net sales in our Commercial Markets and Other segment decreased 8.7% to $16.7 million from $18.3 million primarily as a result of softness in our chemical business, partially offset by an increase in our hotel amenities business.

Our gross margin, including the effect of the list price adjustment in 2001 and the restructuring charge in the second quarter of 2000, increased by 490 basis points to 49.6 % from 44.7% in the same period in 2000. Excluding the effect of the list price adjustment and the restructuring charge, gross margin improved 180 basis points. This improvement is primarily due to lower delivered product costs associated with higher sales volume, a more favorable sales mix, and a more even distribution of sales within the quarter. The effect on gross margin of the list price adjustment in 2001 and the restructuring charge in the second quarter of 2000 is set forth below:

	Second Quarter

	2001	2000	Change

Gross margin excluding list price adjustment and restructuring charge	50.7%	48.9%	1.8%

List price adjustment	(1.1)	—	(1.1)

Restructure charge	—	(4.2)	4.2

Gross margin as reported	49.6%	44.7%	4.9%

Selling, general and administrative expenses, including the list price adjustment in 2001 and the effect of the restructuring charge in the second quarter of 2000, are up 2.5% to $177.5 million from $173.2 million in the same period in 2000. Selling, general and administrative expenses, excluding the list price adjustment in 2001 and the effect of the restructuring charge, are up 10.9% to $187.7 from $169.3 million in the same period in 2000. This increase primarily resulted from an increase in marketing expenses to support our new product launches and core domestic brands.

Interest and other expenses decreased 2.4% to $12.0 million from $12.3 million in the same period in 2000. The decrease was primarily due to decreased debt levels as a result of repayments funded by normal operations and lower interest rates.

Our share of the income in the Dial/Henkel joint venture was insignificant in the second quarter of 2001. In the second quarter of 2000, our share of the loss was $3.6 million. This improvement primarily resulted from the discontinuation of the Purex Advanced business in the third quarter of 2000.

Our effective income tax rate was 36.3% in the second quarter of 2001. We had a tax benefit of $983,000 for the second quarter of 2000 resulting from lower pre-tax income due to the restructuring charge, lower effective income tax rates on income from export sales and the utilization of capital loss carryforwards.

Net income was $14.7 million or $0.16 per diluted share, versus $1.1 million, or $0.01 per diluted share in the second quarter of 2000. This increase in net income is primarily attributable to the factors explained above. For comparative purposes, the effect on earnings per share of the restructuring charge and one-time gain recorded in the second quarter of 2000 are set forth below:

	Second Quarter

	2001	2000	Change

Earnings per share as reported	$0.16	$0.01	$0.15

Restructuring charge	—	0.15	(0.15)

Special gain	—	(0.06)	0.06

Earnings per share excluding one-time charges and gains	$0.16	$0.10	$0.06

Comparison of the First Six Months of 2001 with the First Six Months of 2000

Net sales for the first six months of 2001, including the effect of the list price adjustment in 2001, increased 6.2% to $830.7 million from $781.9 million in the same period in 2000. This increase is primarily a result of an 8.3% increase in our Domestic Branded segment and an increase in our International segment of 27.0%, offset in part by a 50.1% decrease in our Specialty Personal Care segment and a 11.3% decrease in our Commercial Markets and Other segment. The acquisitions of the Coast, Plusbelle and Zout businesses contributed $58.4 million to our net sales in the first six months of 2001 compared to $11.4 million in the first six months of 2000. This increase is largely the result of completing the acquisitions in mid-second quarter of 2000.

Net sales in our Domestic Branded segment, including the effect of the list price adjustment in 2001, increased 8.3% to $670.0 million from $618.8 million in the same period last year. Excluding the effect of the list price adjustment, net sales in our Domestic Branded segment increased 11.3% to $688.7 million. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	Second Quarter		Increase/(Decrease)

(dollars in millions)	2001	2000	Amount	Percentage

Personal Cleansing	$207.6	$187.2	$20.4	10.9%

Laundry Care	256.1	234.3	21.8	9.3%

Air Fresheners	109.9	101.3	8.6	8.5%

Food Products	96.4	96.0	0.4	0.4%

Domestic Branded as reported	$670.0	$618.8	$51.2	8.3%

List price adjustment	18.7	—	18.7

Domestic Branded excluding list price adjustment	$688.7	$618.8	$69.9	11.3%

The increase in Personal Cleansing resulted primarily from the acquisition of Coast in 2000, solid performance of the base business and the introduction of Dial Complete. The increase in Laundry Care is primarily due to an increase in Purex liquid detergent as consumer preference shifts from dry detergents, the launch of Purex tabs and the inclusion of results from the Zout acquisition. The increase in Air Fresheners is primarily due to the introduction of One Touch and Fresh Gels, partially offset by a decrease in sales of adjustables and candles. Food Products has remained flat compared to the same period in 2000.

Net sales in our Specialty Personal Care segment decreased 50.1% to $21.5 million from $43.1 million in the same period last year primarily due to discontinuation of both the Nature’s Accents product line and other unprofitable SKU’s and softness in the category. A special charge was taken in the third quarter of 2000 as a result of these product discontinuations. Historically, approximately 65% of the total net sales of our Specialty Personal Care business are recorded in the third and fourth quarters.

Net sales in our International segment, including the effect of the list price adjustment in 2001, increased 27.0% to $108.6 million from $85.5 million. This increase primarily resulted from the inclusion of the results of the Plusbelle acquisition in Argentina and increased laundry detergent sales, partially offset by lower sales in Mexico caused by difficulties in the outsourcing of our sales administrative function. Excluding the effect of the list price adjustment, net sales in our International segment increased 28.7% to $110.0 million.

Net sales in our Commercial Markets and Other segment decreased 11.3% to $30.6 million from $34.5 million primarily as a result of softness in our chemical business and decreased sales of products through secondary channels, offset in part by an increase in our hotel amenities business.

Our gross margin, including the effect of the list price adjustment in 2001 and the restructuring charge in the second quarter of 2000, increased by 220 basis points to 49.2% from 47.0% in the same period in 2000. Excluding the effect of the list price adjustment and the restructuring charge, gross margin improved 120 basis points. This improvement is primarily due to lower delivered product costs associated with higher sales volume, a more favorable sales mix and a more even distribution of sales within the first six months. The effect on gross margin of the list price adjustment in 2001 and the restructuring charge in the second quarter of 2000 is set forth below:

	First Six Months

	2001	2000	Change

Gross margin excluding list price adjustment and restructuring charge	50.4%	49.2%	1.2%

List price adjustment	(1.2)	—	(1.2)

Restructure charge	—	(2.2)	2.2

Gross margin as reported	49.2%	47.0%	2.2%

Selling, general and administrative expenses, including the list price adjustment in 2001 and the effect of the restructuring charge in the second quarter of 2000, are up 8.5% to $341.2 million from $314.6 million in the same period in 2000. Selling, general and administrative expenses, excluding the list price adjustment and the effect of the restructuring charge, are up 16.3% to $361.3 million from $310.8 million in the same period in 2000. This increase primarily resulted from an increase in marketing expenses to support our new product launches and core domestic brands.

Interest and other expenses increased 17.9% to $25.9 million from $22.0 million in the same period in 2000. The increase was primarily due to increased borrowings to fund acquisitions of the Coast, Plusbelle and Zout businesses, our prior investments in the Dial/Henkel joint ventures and our stock repurchase program in 2000, partially offset by a declining debt balance and interest rates during the second quarter of 2000.

Our share of the income in the Dial/Henkel joint venture increased to $2.0 million from a $4.3 million loss in the same period of 2000, primarily resulting from lower marketing expenses and lower than expected costs associated with the discontinued Purex Advanced business.

Our effective income tax rate increased to 36.3% from 31.4% in the same period in 2000. This increase is primarily attributable to higher non-recurring Foreign Sales Corporation benefits in 2000 due to new legislative restrictions and a decrease in foreign tax earnings subject to lower tax rates, partially offset by an increase in the amount of non-deductible goodwill.

Net income was $27.8 million or $0.30 per diluted share, versus $22.6 million, or $0.24 per diluted share in the first six months of 2000. This increase in net income is primarily attributable to the factors explained above. For comparative purposes, the effect on earnings per share of the restructuring charge and one-time gain recorded in the second quarter of 2000 are set forth below:

	First Six Months

	2001	2000	Change

Earnings per share as reported	$0.30	$0.24	$0.06

Restructuring charge	—	0.15	(0.15)

Special gain	—	(0.06)	0.06

Earnings per share excluding one-time charges and gains	$0.30	$0.33	$(0.03)

Liquidity and Capital Resources

Total debt decreased $67.5 million to $527.5 million at June 30, 2001 from $595.0 million at December 31, 2000. The decrease in total debt was funded from cash flow from operations.

Cash flow from operations in the first six months of 2001 was $83.0 million compared to $35.0 million in the same period in 2000. The increase in cash provided from operations is primarily attributable to an improvement in working capital and an increase in net income. Debt repayment in 2001 is expected to be approximately $80 to $90 million, not including any possible proceeds from future asset sales that would also be used to reduce debt.

Capital expenditures for the first half of 2001 were $9.8 million. Capital spending in 2001 is expected to approximate $38 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. Our spending plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

On May 17, 2001, we amended our existing $450 million credit facility with our lenders. This amendment extended the short-term commitment under our credit facility from July 2001 to May 2002. Accordingly, borrowings under our credit facility are on a revolving basis under commitments available until July 2005 for up to $270 million and under commitments available until May 2002 for up to $180 million.

This amendment also changed some of the covenants included in our credit facility. Under the new minimum net worth covenant, we must maintain minimum net worth of at least 80% of our net worth as of March 31, 2001 plus 50% of net income subsequent thereto plus certain other additions to net worth. Losses up to agreed upon maximum amounts that are incurred in connection with any sale or other disposition of our Specialty Personal Care business and our business in Argentina will not be counted in determining compliance with this minimum net worth covenant as long as the businesses are sold or disposed of by the end of the quarter immediately following the quarter in which such losses were recorded.

Another new covenant provides that if we sell any business or other assets (excluding inventory sold in the ordinary course of business) or receive proceeds from any debt or equity financings, our lenders’ $450 million commitment will be permanently reduced in amounts equal to agreed upon percentages of the proceeds received from such transactions. These percentages range from 50% to 100% depending upon the type of transaction.

In addition, the amended credit facility includes covenants that restrict our ability to increase our quarterly dividend, repurchase stock, distribute assets to stockholders, sell or otherwise dispose of our accounts receivable, and sell businesses or other assets for consideration other than cash. Further, the amended credit facility retains a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. Dial was in compliance with all covenants under the credit facility at June 30, 2001.

As previously disclosed, we are continuing to review strategic alternatives with respect to our Specialty Personal Care business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest this business, a write-down of assets to their estimated market value would be required. Based on current estimates, such a writedown would be in the range of $180 to $200 million after tax.

In the third quarter of 2001, we intend to complete a $200 million debt offering. The net proceeds from this offering would be used to repay indebtedness under our existing credit facility. If this debt offering is completed, our lenders’ $450 million commitment under our existing credit facility would be permanently reduced by 50% of the amount of net proceeds received from this offering. Assuming that net proceeds of $200 million are received, our lenders’ commitments under the credit facility would be permanently reduced to approximately $350 million under commitments available until July 2005 for up to $200 million and until May 2002 for up to $150 million.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The Statement establishes a method of testing goodwill for impairment and prohibits goodwill amortization. The provisions of the Statement will be effective for Dial in the first quarter of 2002. The impact of the Statement will be significant as we will be required to test our goodwill for impairment under new standards and will no longer recognize goodwill amortization expense. Goodwill amortization is expected to be $12.1 million in 2001.

In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for Dial in the first quarter of 2002. The implementation of this consensus will require us to change the way we classify certain sales incentives that are currently recorded as selling, general and administrative expense. The cost of coupons and rebates, which is anticipated to be approximately $16.6 million in 2001, will be recorded as a reduction of net sales. The cost of free products, which is anticipated to be approximately $9.5 million in 2001, will be recorded as cost of products sold.

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

Item 4. Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of stockholders was held on June 7, 2001. The stockholders elected the following persons to serve three-year terms as Directors of the Corporation: Joe T. Ford, Barbara S. Thomas and Salvador M. Villar. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld

Joe T. Ford	81,076,751	2,213,189

Barbara S. Thomas	81,284,213	2,005,727

Salvador M. Villar	81,198,424	2,091,516

Joy A. Amundson, Herbert M. Baum, Thomas L. Gossage, Donald E. Guinn, James E. Oesterreicher and Michael T. Riordan also continued as Directors following the meeting.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

99. Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

(B)	Reports on Form 8-K

We filed a Current Report on Form 8-K, dated May 17, 2001, reporting that Dial had amended its existing $450 million credit facility with its lenders and that such amendment changed some of the covenants included in Dial’s credit facility. Copies of the Second Amendment to Long Term Credit Agreement and Short Term Credit Agreement and applicable exhibits were filed as Exhibits 10.1(a) and 10.1(b), respectively.

We filed a Current Report on Form 8-K, dated June 6, 2001, reporting that Dial issued a press release relating to the webcast of its 2001 Annual Stockholders meeting to be held on Thursday, June 7, 2001, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated June 7, 2001, reporting that Dial issued a press release announcing the re-election of three directors to the Board of Directors, a copy of which was filed as exhibit 99.1. The press release also announced that Dial was comfortable with the First Call earnings per share estimate for the second quarter 2001 and for the full year. Dial issued a second press release declaring a quarterly dividend on Dial Common Stock, a copy of which was filed as Exhibit 99.2.

We filed a Current Report on Form 8-K, dated July 9, 2001 reporting that Dial issued a press release relating to the earnings release conference call to be held on Wednesday, July 25, 2001 at 1:00 p.m. EST, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated June 25, 2001, reporting that Dial issued a press release relating to its financial results for the second quarter ended June 30, 2001, and its outlook for the remainder of 2001, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated August 3, 2001, reporting that Dial issued two press releases relating to the decision of the Board of Directors concerning SFX01 and the declaration of the third quarter dividend, copies of which were filed as Exhibits 99.1 and 99.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation (Registrant)

August 8, 2001

/s/ Conrad A. Conrad

Conrad A. Conrad

Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Authorized Officer)

/s/ John F. Tierney

John F. Tierney

Senior Vice President and Controller

(Principal Accounting Officer and Authorized Officer)

Exhibit Index

Exhibit Number	Description

99.	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.