Form 10-Q
period 2001-09-29
DIAL CORP /NEW/
filed 2001-11-13
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001

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

Yes ☑	No ☐

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on October 27, 2001 was 94,872,637.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share data)	September 29, 2001	December 31, 2000

ASSETS

Current Assets:

Cash and cash equivalents	$6,570	$6,733

Receivables, less allowance of $6,812 and $5,574	122,419	136,041

Inventories	147,447	144,806

Deferred income taxes	19,863	16,573

Income tax receivable	31,110	—

Current assets of discontinued operations	—	80,932

Other current assets	6,844	3,403

Total current assets	334,253	388,488

Property and equipment, net	264,067	294,924

Deferred income taxes	45,643	48,623

Intangibles, net	427,013	421,744

Non-current assets of discontinued operations	—	205,620

Other assets	24,514	33,318

	$1,095,490	$1,392,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$107,132	$128,093

Short-term debt	—	125,776

Income taxes payable	—	10,746

Current liabilities of discontinued operations	—	30,399

Other current liabilities	154,038	110,587

Total current liabilities	261,170	405,601

Long-term debt	480,936	469,271

Pension and other benefits	213,455	217,035

Other liabilities	7,163	6,903

Total liabilities	962,724	1,098,810

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares authorized; 105,712,924 and 105,679,849 shares issued	1,057	1,057

Additional capital	419,409	402,024

Retained (deficit) income	(14,928)	153,600

Accumulated other comprehensive loss	(1,171)	(3,465)

Employee benefits	(56,330)	(45,128)

Treasury stock, 10,833,392 and 10,772,046 shares held	(215,271)	(214,181)

Total stockholders’ equity	132,766	293,907

	$1,095,490	$1,392,717

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Quarter Ended

(in thousands, except per share data)	September 29, 2001	September 30, 2000

Net sales	$430,487	$385,624

Costs and expenses:

Cost of products sold	211,613	197,471

Asset writedowns and discontinued product inventories as a result of restructuring and special charges	10,940	3,030

Total cost of products sold	222,553	200,501

Selling, general and administrative expenses	170,523	158,128

Restructuring and special charges and other asset writedowns	486	3,596

	171,009	161,724

Total costs and expenses	393,562	362,225

Operating income	36,925	23,399

Interest and other expenses	(11,934)	(13,875)

Net income (loss) of joint ventures	986	(13,635)

Other income – gain on special items	—	4,583

Income from continuing operations before income taxes	25,977	472

Income taxes	12,114	918

Income (loss) from continuing operations	13,863	(446)

Discontinued operation:

Loss from operation of discontinued Specialty Personal Care segment, net of income tax of $243 and $14,699	(876)	(25,720)

Loss on disposal of discontinued Specialty Personal Care segment, net of income tax of $40,000	(198,403)	—

Total loss from discontinued operation	(199,279)	(25,720)

NET LOSS	$(185,416)	$(26,166)

Basic net income (loss) per common share:

Income from continuing operations	$0.15	$0.00

Loss from discontinued operation	(2.18)	(0.28)

NET LOSS PER SHARE — BASIC	$(2.03)	$(0.29)

Diluted net income (loss) per common share:

Income from continuing operations	$0.15	$0.00

Loss from discontinued operation	(2.18)	(0.28)

NET LOSS PER SHARE — DILUTED	$(2.03)	$(0.29)

Weighted average basic shares outstanding	91,494	91,150

Weighted average equivalent shares	—	—

Weighted average diluted shares outstanding	91,494	91,150

NET LOSS	$(185,416)	$(26,166)

Other comprehensive income (loss) net of tax:

Foreign currency translation adjustment	(272)	30

COMPREHENSIVE LOSS	$(185,688)	$(26,136)

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Nine Months Ended

(in thousands, except per share data)	September 29, 2001	September 30, 2000

Net sales	$1,236,761	$1,120,476

Costs and expenses:

Cost of products sold	619,892	564,039

Asset writedowns and discontinued product inventories as a result of restructuring and special charges	10,940	9,843

Total cost of products sold	630,832	573,882

Selling, general and administrative expenses	497,232	440,582

Restructuring and special charges and other asset writedowns	486	7,182

	497,718	447,764

Total costs and expenses	1,128,550	1,021,646

Operating income	108,211	98,830

Interest and other expenses	(37,829)	(35,837)

Net income (loss) of joint ventures	2,990	(17,980)

Other income – gain on special items	—	11,245

Income from continuing operations before income taxes	73,372	56,258

Income taxes	28,855	19,190

Income from continuing operations	44,517	37,068

Discontinued operation:

Loss from operation of discontinued Specialty Personal Care segment, net of tax of $1,120 and $22,630	(3,691)	(40,607)

Loss on disposal of discontinued Specialty Personal Care segment, net of tax of $40,000	(198,403)	—

Total loss from discontinued operation	(202,094)	(40,607)

NET LOSS	$(157,577)	$(3,539)

Basic net income (loss) per common share:

Income from continuing operations	$0.49	$0.40

Loss from discontinued operation	(2.21)	(0.44)

NET LOSS PER SHARE — BASIC	$(1.72)	$(0.04)

Diluted net income (loss) per common share:

Income from continuing operations	$0.49	$0.40

Loss from discontinued operation	(2.21)	(0.44)

NET LOSS PER SHARE — DILUTED	$(1.72)	$(0.04)

Weighted average basic shares outstanding	91,385	92,536

Weighted average equivalent shares	—	—

Weighted average diluted shares outstanding	91,385	92,536

NET LOSS	$(157,577)	$(3,539)

Other comprehensive net of tax:

Foreign currency translation adjustment	(504)	(392)

Minimum pension liability		(244)

COMPREHENSIVE LOSS	$(158,081)	$(4,175)

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS

	(Unaudited)
	Nine Months Ended

(in thousands)	September 29, 2001	September 30, 2000

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net loss	$(157,577)	$(3,539)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	29,196	28,790

Amortization	7,486	5,937

Deferred income taxes	(595)	8,414

Loss from discontinued operation	202,094	40,607

Restructuring charges, special charges and asset writedowns	11,787	28,160

Gain on special items	—	(11,245)

Change in operating assets and liabilities:

Receivables	13,413	22,562

Inventories	(3,156)	(9,500)

Trade accounts payable	(20,961)	(6,083)

Income taxes receivable	(41,856)	(32,621)

Other assets and liabilities, net	44,124	(4,292)

Net cash provided by operating activities	83,955	67,190

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:

Capital expenditures	(17,556)	(25,981)

Investment in and loans to joint ventures	—	(27,210)

Acquisition of businesses, net of cash acquired	(75)	(119,073)

Proceeds from disposition of discontinued operation	8,000	—

Investment in and transfers from discontinued operation	46,345	(7,729)

Proceeds from sale of assets	2,260	15,339

Net cash provided (used) by investing activities	38,974	(164,654)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:

Net change in long-term debt	11,665	168,236

Common stock purchased for treasury	—	(83,254)

Net change in short-term debt	(125,776)	107,107

Dividends paid on common stock	(10,950)	(22,113)

Cash proceeds from stock options	1,969	1,150

Net change in receivables sold	—	(73,177)

Net cash (used) provided by financing activities	(123,092)	97,949

Net (decrease) increase in cash and cash equivalents	(163)	485

Cash and cash equivalents, beginning of period	6,733	5,939

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,570	$6,424

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

On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. The accompanying financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the SPC business as a discontinued operation. The historical results of operations of the SPC business up to its date of disposition and the estimated loss on the sale of SPC are reported as a discontinued operation in the accompanying consolidated financial statements.

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals and accruals to record certain estimated exit costs and transaction costs necessary to dispose of the SPC business and accruals to record certain special charges (see note 3), necessary to present fairly the financial position as of September 29, 2001 and the results of operations and cash flows for the quarters and nine months ended September 29, 2001 and September 30, 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Note 2. Discontinued Operation

On August 28, 2001, Dial sold all of the stock of its wholly-owned subsidiary, Sarah Michaels, Inc., and inventory, other operating, intellectual property and other intangible assets associated with its Specialty Personal Care (“SPC”) business. The SPC business included the businesses conducted under the Sarah Michaels and Freeman trademarks.

Dial retained all accounts receivable and accounts payable relating to the SPC business generated on or prior to August 28, 2001. As consideration for the sale, Dial received aggregate purchase price consideration of $12 million, which consisted of $8 million in cash and two subordinated promissory notes in the amount of $2 million each and which bear interest at the rate of 10% per annum. One of the notes is due and payable on December 28, 2001 and the other on January 25, 2002. As security for payment under the foregoing notes, Dial received a first priority security interest in the four primary Freeman and Sarah Michaels trademarks. The $4 million in promissory notes has not been recorded by Dial because of uncertainties regarding the realizability of such amounts. This additional $4 million contingent consideration will be recorded by Dial if and when received.

As a result of the sale, Dial recognized in the third quarter of 2001 a loss of approximately $198.4 million, net of a current tax benefit of approximately $40 million. This tax benefit currently is expected to result in cash savings in the third and fourth quarters of 2001 and the first and second quarters of 2002. The loss on the sale of SPC primarily is comprised of the write-off of goodwill and inventories. In addition, the sale resulted in an approximate $50 million capital loss for which no tax benefits were provided. However, tax benefits may be realized in the future if Dial generates capital gains.

The loss on the sale of SPC could differ materially if (1) the purchaser of the SPC business does not, or is not able to, comply with its obligations under the purchase agreement, including its obligation to fund working capital requirements and to bear the costs of product returns and deductions post-closing, (2) we are unable to sublease our facility in Dedham, Massachusetts, within the time frame and/or at the rent we currently anticipate, or (3) we experience higher than anticipated product returns and deductions after the sale.

Net sales of the discontinued SPC business for the first nine months of 2001 were $31.1 million compared to $72.5 million for the same period of 2000. As of September 29, 2001, the balance sheet includes approximately $1.5 million in net receivables, $1.1 million in trade accounts payable and $24.5 million in liabilities which were not assumed by the purchaser as a result of the sale.

Note 3. Special Charges

2001 Special Charges

On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico City manufacturing facility. We recorded $11.8 million ($10.2 million after tax or $0.11 per share) related to these special charges. The activity in the third quarter is summarized below:

	Charges
	recorded		Amount	Ending
	during	Cash spent	charged	reserves at
(in thousands)	period	during period	against assets	9/29/01

Employee separations	$2,490	$(109)	$—	$2,381

Asset writedowns and discontinued product inventories	4,301	—	(4,301)	—

Other exit costs	4,996	—	(2,798)	2,198

Total	$11,787	$(109)	$(7,099)	$4,579

For income statement purposes, $11.2 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges and $0.6 million is included in Restructuring and special charges and other asset writedowns.

The employee separation charges relate to severance packages for 64 manufacturing employees in the United States, 7 manufacturing employees in Argentina and 69 manufacturing and 33 general, selling and administrative employees in Mexico. The predominately involuntary packages are based on salary levels and past service and were recorded upon acceptance of the package.

We wrote down the carrying value of the Compton, Argentina, and Mexico manufacturing plants by approximately $3.6 million. As a result of the closure of our Mexico facility, some inventory, primarily raw material, became unusable. Accordingly, a charge was recorded for the difference between cost and net realizable value. We plan to dispose of these assets by the end of the third quarter of 2002.

We expensed the cumulative currency translation adjustment previously recorded to stockholders’ equity that related to our Mexico operations.

Cash requirements for the restructuring are expected to be funded from normal operations. As a result of the special charge, we currently expect to realize projected annual pre-tax operating benefits of approximately $7 million.

The projected timing and estimated amount of costs and projected savings related to this 2001 Special Charge are based on management’s judgement in light of the circumstances and estimates at the time that the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause these actual operating benefits to differ materially from anticipated results.

2000 Special Charges

On June 28, 2000 and on October 18, 2000, we announced special charges related to the Specialty Personal Care business, the Dial/Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. Excluding the Specialty Personal Care portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $48.4 million ($34.1 million after tax or $0.37 per share) during 2000, of which $18.1 million ($12.7 million after tax or $0.14 per share) was recorded in the third quarter of 2000. We reversed $0.4 million in charges to net income with respect to these special charges in the third quarter of 2001. The activity in the first nine months of 2001 relating to the 2000 Special Charges is summarized below:

	Beginning		Reserves	Ending
	reserves at	Cash spent	reversed	reserves at
(in thousands)	12/31/00	during period	during period	9/29/01

Employee separations	$2,912	$(1,353)	$(103)	$1,456

Discontinued product inventories and related charges	301	(301)	—	—

Other exit costs	656	(398)	(258)	—

Total	$3,869	$(2,052)	$(361)	$1,456

For income statement purposes, $3.0 million of the restructuring charge was included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges and $3.6 million is included in Restructuring and special charges and other asset writedowns. An additional $11.5 million of the charge was included in Net loss of joint ventures during the quarter and nine month period ended September 30, 2000.

We sold or disposed of the discontinued product inventories by the end of the third quarter 2001. The remaining reserve for employee separations will be utilized through 2002. Cash requirements for the special charges currently are expected to be funded from normal operations.

Note 4. Acquisitions

During the second quarter of 2000, Dial acquired three businesses for $120.1 million in cash and assumed liabilities of $1.3 million. The acquisitions included the Coast® bar soap business in the United States, the Plusbelle® hair care business in Argentina and the Zout® stain remover business in the United States. We are required to make an additional payment for the acquisition of Zout due to the achievement of a specified level of gross sales of Zout product. The purchase price may increase again if a specified level of gross sales of Zout is achieved in each of the next two years. These acquisitions were anniversaried in the second quarter. These acquisitions contributed incremental net sales of $44.2 million for the first nine months of 2001 from the same period in 2000.

Note 5. Dial/Henkel Joint Ventures

In April 1999, we formed Dial/Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany (“Henkel”). Dial and Henkel each own 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business.

During the third quarter of 2000, the Dial/Henkel LLC joint venture decided to discontinue operations of Purex Advanced. As a result, Purex Advanced has been reflected as a discontinued operation within the Dial/Henkel LLC joint venture financial statements. In the third quarter of 2001, we announced the discontinuation by the Dial/Henkel LLC joint venture of the Custom Cleaner home dry cleaning business.

We account for this joint venture under the equity method of accounting. Our share of the joint venture’s net income in the first nine months of 2001 resulted primarily from lower than expected exit costs associated with the discontinued Purex Advanced business, offset in part by exit costs related to the discontinuation of the Custom Cleaner business in the third quarter of 2001.

Note 6. Gain on Special Items

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

During the third quarter of 2000, we recorded a $4.6 million curtailment gain resulting from changes to certain retiree medical plan benefits.

Note 7. Inventories

Inventories consisted of the following:

	September 29,	December 31,
(in thousands)	2001	2000

Raw materials and supplies	$36,369	$37,461

Work in process	10,049	8,387

Finished goods	101,029	98,958

Total inventories	$147,447	$144,806

Note 8. Debt

Short-term debt consisted of the following:

	September 29,	December 31,
(in thousands)	2001	2000

Argentina bank loan repricing monthly and subject to call by the bank at the end of each month	$—	$14,009

Current portion of State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	—	70

Commercial paper issuances supported by the short-term revolving Credit Agreement	—	111,697

Total short-term debt	$—	$125,776

Long-term debt consisted of the following:

	September 29,	December 31,
(in thousands)	2001	2000

State of Arizona Economic Development Loan due beginning July of 2000 over 10 years	$—	$910

$250 million 7.0% Senior notes due 2006, net of issue discount	246,542	—

$200 million 6.5% Senior Notes due 2008, net of issue discount	198,520	198,361

Borrowings on the long-term revolving Credit Agreement, interest rates from 3.638% to 6.000% at September 29, 2001	35,874	—

Commercial paper supported by long-term revolving Credit Agreement	—	270,000

Total long-term debt	$480,936	$469,271

On August 14, 2001, we issued $250 million of 7.0% Senior Notes due 2006. As discussed below, the net proceeds from this offering were used to repay indebtedness under our existing credit facility. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to redeem the Senior Notes, place liens on certain properties and enter into certain sale and leaseback transactions. In addition, the Indenture governing these Senior Notes requires us to purchase from the holders of the Senior Notes, upon the exercise of such purchase right by each holder, all or any part of their Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes plus accrued interest, upon the occurrence of either (i) a change of control of Dial that is followed by a rating decline or (ii) asset sales yielding gross proceeds to Dial of $500 million or more in the aggregate that is followed by a rating decline. A “rating decline” shall be deemed to have occurred if, no later than 90 days after the public notice of either the occurrence or intention to effect a change of control or significant asset sale, either of the rating agencies assigns a rating to the Senior Notes that is lower than Baa3, in the case of a rating by Moody’s, or BBB-, in the case of a rating by Standard & Poor’s.

On May 17, 2001, we amended our existing credit facility with our lenders. This amendment extended the short-term commitment under our credit facility from July 2001 to May 2002. This amendment also changed some of the covenants included in our credit facility. Under the new minimum net worth covenant, we must maintain minimum net worth of at least 80% of such net worth as of March 31, 2001 plus 50% of net income subsequent thereto plus certain other additions to net worth. Losses up to agreed upon maximum amounts that are incurred in connection with any sale or other disposition of our Specialty Personal Care business and our business in Argentina will not be counted in determining compliance with this minimum net worth covenant as long as the businesses are sold or disposed of by the end of the quarter immediately following the quarter in which such losses were recorded.

Another new covenant provides that if we sell any business or other assets (excluding inventory sold in the ordinary course of business) or receive proceeds from any debt or equity financings, our lenders’ commitment will be permanently reduced in amounts equal to agreed upon percentages of the proceeds received from such transactions. These percentages range from 50% to 100% depending upon the type of transaction. As prescribed by this amendment, the net proceeds from the $250 million debt offering were used to repay indebtedness under our existing credit facility, permanently reducing our total borrowing capacity under the facility to approximately $325 million. Proceeds from the sale of our Specialty Personal Care business were used to further permanently reduce our total borrowing capacity under the facility to approximately $321 million. At September 29, 2001, commitments under our credit facility are on a revolving basis under commitments available until July 2005 for up to $169 million and until May 2002 for up to $152 million.

In addition, the amended credit facility includes covenants that restrict our ability to increase our quarterly dividend, repurchase stock, distribute assets to stockholders, sell or otherwise dispose of our accounts receivable, and sell businesses or other assets for consideration other than cash. Further, the amended credit facility retains a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. Dial was in compliance with all covenants under the credit facility at September 29, 2001.

Note 9. Segments of an Enterprise

For organizational, marketing and financial reporting purposes, we are organized into three business segments: (i) Domestic Branded, (ii) International, and (iii) Commercial Markets and Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution. On August 28, 2001 we disposed of our Specialty Personal Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of Specialty Personal Care as a discontinued operation.

The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market nondurable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Personal Cleansing, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is included in the Personal Cleansing operating segment.

The International business segment consists of our sale of consumer products outside of the United States, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

Our Commercial Markets and Other businesses sell our products, both branded and nonbranded, through the commercial channel to hotels, hospitals, schools and other institutional customers. In addition, this business segment includes sales of soap pellets and chemicals, principally glycerin and fatty acids, that are by-products of the soap making process.

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

		Commercial
	Domestic	Markets &
(in thousands)	Branded	Other	International	Total

Net Sales:

Quarter ended:

September 29, 2001	362,299	16,218	51,970	430,487

September 30, 2000	320,449	14,857	50,318	385,624

Nine months ended:

September 29, 2001	1,034,682	44,327	157,752	1,236,761

September 30, 2000	945,655	42,893	131,928	1,120,476

Operating Income (Loss):

Quarter ended:

September 29, 2001(1)	46,628	(58)	(9,645)	36,925

September 30, 2000(2)	20,813	1,538	1,048	23,399

Nine months ended:

September 29, 2001(1)	118,410	1,631	(11,830)	108,211

September 30, 2000(3)	89,409	9,221	200	98,830

Assets at:

September 29, 2001	908,811	11,745	174,934	1,095,490

December 31, 2000	895,413	12,237	198,515	1,106,165

(1)	Includes restructuring and special charges of $11.8 million ($4.1 million in Domestic Branded and $7.7 million in International segments) in the third quarter of 2001 offset by $0.4 million of reversed second and third quarter 2000 special charges in Domestic Branded.

(2)	Includes restructuring and special charges of $6.6 million ($5.9 million in Domestic Branded, $0.6 million in International and $0.1 million in Commercial Markets and Other segments) in the third quarter of 2000.

(3)	Includes restructuring and special charges of $17.0 million ($14.6 million in Domestic Branded, $2.3 million in International, and $0.1 million in Commercial Markets & Other segments) in the second and third quarters of 2000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Forward looking statements

Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but are not limited to, the expected repayment of debt in 2001 of approximately $145 million; our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition; our intended efforts pursuant to our SFX01 initiative; our expected capital expenditures in 2001 of approximately $34 million; our expected trade promotion expenses in 2001 of approximately $380 million; our expected costs for coupons and rebates in 2001 of approximately $12 million and our expected cost of free products in 2001 of approximately $10 million. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties that are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

Recent Developments Regarding SFX01

In the third quarter of 2000, management outlined an initiative labeled “SFX01”. This three-step initiative can be summarized as follows:

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

Sale of Specialty Personal Care Segment

On August 28, 2001, we completed the sale of our Specialty Personal Care (SPC) business. The sale of SPC is in line with our SFX ‘01 strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and liabilities for estimated exit losses. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc. and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to closing.

The loss on the sale of SPC could differ materially if (1) the purchaser of the SPC business does not, or is not able to, comply with its obligations under the purchase agreement, including its obligation to fund working capital requirements and to bear the costs of product returns and deductions post-closing, (2) we are unable to sublease our facility in Dedham, Massachusetts, within the time frame and/or at the rent we currently anticipate, or (3) we experience higher than anticipated product returns and deductions after the sale.

Net sales of the discontinued SPC business for the first nine months of 2001 were $31.1 million compared to $72.5 million for the same period of 2000. As of September 29, 2001, the balance sheet includes approximately $1.5 million in net receivables, $1.1 million in trade accounts payable and $24.5 million in liabilities which were not assumed by the purchaser as a result of the sale.

Restructuring and Special Charges

2001 Special Charges

On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico City manufacturing facility. We recorded $11.8 million ($10.2 million after tax or $0.11 per share) related to these special charges. The activity in the third quarter is summarized below:

	Charges
	recorded		Amount	Ending
	during	Cash spent	charged	reserves at
(in thousands)	period	during period	against assets	9/29/01

Employee separations	$2,490	$(109)	$—	$2,381

Asset writedowns and discontinued product inventories	4,301	—	(4,301)	—

Other exit costs	4,996	—	(2,798)	2,198

Total	$11,787	$(109)	$(7,099)	$4,579

For income statement purposes, $11.2 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges and $0.6 million is included in Restructuring and special charges and other asset writedowns.

The employee separation charges relate to severance packages for 64 manufacturing employees in the United States, 7 manufacturing employees in Argentina and 69 manufacturing and 33 general, selling and administrative employees in Mexico. The predominately involuntary packages are based on salary levels and past service and were recorded upon acceptance of the package.

We wrote down the carrying value of the Compton, Argentina, and Mexico manufacturing plants by approximately $3.6 million. As a result of the closure of our Mexico facility, some inventory, primarily raw material, became unusable. Accordingly, a charge was recorded for the difference between cost and net realizable value. We plan to dispose of these assets by the end of the third quarter of 2002.

We expensed the cumulative currency translation adjustment previously recorded to stockholder’s equity that related to our Mexico operations.

Cash requirements for the restructuring are expected to be funded from normal operations. As a result of the special charge, we currently expect to realize projected annual pre-tax operating benefits of approximately $7 million.

The projected timing and estimated amount of costs and projected savings related to this Third Quarter 2001 Special Charge are based on management’s judgement in light of the circumstances and estimates at the time that the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause these actual operating benefits to differ materially from anticipated results.

2000 Special Charges

On June 28, 2000 and on October 18, 2000, we announced special charges related to the Specialty Personal Care business, the Dial/Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. Excluding the Specialty Personal Care portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $48.4 million ($34.1 million after tax or $0.37 per share) during 2000, of which $18.1 million ($12.7 million after tax or $0.14 per share) was recorded in the third quarter of 2000. We reversed $0.4 million in charges to net income with respect to these special charges in the third quarter of 2001. The activity in the first nine months of 2001 relating to the 2000 Special Charges is summarized below:

	Beginning		Reserves	Ending
	reserves at	Cash spent	reversed	reserves at
(in thousands)	12/31/00	during period	during period	9/29/01

Employee separations	$2,912	$(1,353)	$(103)	$1,456

Discontinued product inventories and related charges	301	(301)	—	—

Other exit costs	656	(398)	(258)	—

Total	$3,869	$(2,052)	$(361)	$1,456

For income statement purposes, $3.0 million of the restructuring charge was included in Asset writedowns and discontinued product inventories as a result of restructuring and special charges and $3.6 million is included in Restructuring and special charges and other asset writedowns. An additional

$11.5 million of the charge was included in Net loss of joint ventures during the quarter and nine month period ended September 30, 2000.

We sold or disposed of the discontinued product inventories by the end of the third quarter 2001. The remaining reserve for employee separations will be utilized through 2002. Cash requirements for the special charges currently are expected to be funded from normal operations.

Adjustments to List Prices and Trade Allowances

Beginning in the first quarter of 2001, we adjusted our list prices and trade promotion spending on selected personal cleansing and laundry care products to more closely align with our shelf pricing strategies. Because the reduction in list price is offset by a reduction in trade promotion spending, there is no effect on our net earnings. This change, however, does impact net sales, gross profit, gross profit margin, selling, general and administrative expense and operating margin. The effect of these adjustments for the third quarter and the first nine months of 2001, excluding the impact of special charges, are set forth below:

	Including List	Excluding List
(in thousands)	Price Adjustment	Price Adjustment	Change

Third Quarter

Net Sales	$430,487	$440,527	$(10,040)

Gross profit	218,874	228,914	(10,040)

Gross profit margin	50.8%	52.0%	(1.2)%

Selling, general and administrative expense as a percentage of net sales	39.6%	41.0%	(1.4)%

Operating margin	11.2%	11.0%	0.2%

First Nine Months

Net sales	$1,236,761	$1,266,932	$(30,171)

Gross profit	616,869	647,040	(30,171)

Gross profit margin	49.9%	51.1%	(1.2)%

Selling, general and administrative expense as a percentage of net sales	40.2%	41.6%	(1.4)%

Operating Margin	9.7%	9.5%	0.2%

Comparison of the Third Quarter of 2001 with the Third Quarter of 2000

Net sales for the quarter increased 11.6% to $430.5 million from $385.6 million in the same period in 2000 primarily as a result of 13.1% increase in our Domestic Branded segment, an increase of 9.2% in our Commercial Markets and Other segment, and an increase of 3.3% in our International segment.

Net sales in our Domestic Branded segment, including the effect of the list price adjustment in 2001, increased 13.1% to $362.3 million from $320.4 million in the same period last year. Excluding the effect of the list price adjustment, net sales in our Domestic Branded segment increased 16.0% to $371.7 million. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	Third Quarter		Increase

(in millions)	2001	2000	Amount	Percentage

Personal Cleansing	$110.8	$102.0	$8.8	8.6%

Laundry Care	134.0	116.1	17.9	15.4%

Air Fresheners	60.5	54.9	5.6	10.2%

Food Products	57.0	47.4	9.6	20.3%

Total Domestic Branded	$362.3	$320.4	$41.9	13.1%

The increase in Personal Cleansing resulted primarily from solid performance in the base business and the introduction of Dial Complete. The increase in Laundry Care is primarily due to an increase in Purex liquid detergent and the introduction of Purex Tabs. The increase in Air Fresheners is primarily from the strong performance of Adjustables and the introduction of One Touch and aerosols, offset by a decline in sales of candles and Fresh Gels. The increase in Armour resulted primarily from increased sales of Armour branded Vienna sausage and private label products.

Net sales in our International segment, including the effect of the list price adjustment in 2001, increased 3.3% to $52.0 million from $50.3 million primarily as a result of the increased sales of laundry care and personal cleansing products in Canada. Excluding the effect of the list price adjustment, net sales in our International segment increased 4.6% to $52.6 million.

Net sales in our Commercial Markets and Other segment increased 9.2% to $16.2 million from $14.9 million primarily as a result of an increase in our hotel amenities business, partially offset by softness in our chemical business.

Excluding special charges and the impact of the list price adjustment, our gross margin improved by 320 basis points to 52.0% from 48.8% in the same period in 2000. This improvement is primarily from lower delivered product costs associated with higher sales volume, a more even distribution of sales within the quarter and lower raw material costs. The effect on gross margin of the list price adjustment in 2001 and the restructuring charge in 2000 is set forth below:

	Third Quarter

	2001	2000	Change

Gross margin excluding list price adjustment and restructuring charge	52.0%	48.8%	3.2%

List price adjustment	(1.2)	—	(1.2)

Restructure charge	(2.5)	(0.8)	(1.7)

Gross margin as reported	48.3%	48.0%	0.3%

Selling, general and administrative expenses increased to $171.0 million in the third quarter of 2001 from $161.7 million in the third quarter of 2000. Excluding the special charges, other asset writedowns in 2000 and 2001 and the impact of the list price adjustment, selling, general and administrative expenses as a percent of sales were 41% in the third quarter of 2001 and 2000.

Interest and other expenses decreased 14.0% to $11.9 million from $13.9 million in the same period in 2000. The decrease was primarily due to decreased debt levels as a result of repayments funded by normal operations and lower interest rates.

Our share of the income in the Dial/Henkel joint venture in the third quarter resulted primarily from lower than expected exit costs associated with the discontinued Purex Advanced business, offset in part by exit costs related to the discontinuation of the Custom Cleaner business in the third quarter of 2001.

Our effective income tax rate on continuing operations for the third quarter of 2001 was 46.6% compared to an expected rate of 36%. The increase is primarily due to non-deductible, foreign restructure charges. Our effective income tax rate on continuing operations for the third quarter of 2000 was 194.5% primarily due to large permanent items relative to pre-tax income on continuing operations.

Net income from continuing operations was $13.9 million or $0.15 per diluted share, versus a $0.4 million loss in the third quarter of 2000. As discussed above, this increase in net income is primarily attributable to higher sales, improved gross margin, more efficient marketing spending and lower restructuring costs. For comparative purposes, the effect on earnings per share of the restructuring charges and one-time gain recorded in the third quarters of 2001 and 2000 are set forth below:

	Third Quarter

	2001	2000

Diluted net income per share from continuing operations	$0.15	$0.00

Discontinued operation	(2.18)	(0.28)

Net Loss per diluted share	$(2.03)	$(0.29	)(1)

Diluted net income per share from continuing operations	$0.15	$0.00

Restructuring and special charges	0.11	0.14

Special gain	—	(.03)

Earnings per share from continuous operations excluding one-time charges and gains	$0.26	$0.10	(1)

(1) Differences due to rounding.

Comparison of the First Nine Months of 2001 with the First Nine Months of 2000

Net sales for the first nine months of 2001 increased 10.4% to $1,236.8 million from $1,120.5 million in the same period in 2000 primarily as a result of a 9.4% increase in our Domestic Branded segment, an increase in our International segment of 19.6% and a 3.3% increase in our Commercial Markets and Other segment. Net sales from the acquisitions of Coast, Plusbelle and Zout businesses were $89.1 million compared to $38.3 million in the same period of 2000.

Net sales in our Domestic Branded segment, including the effect of the list price adjustment in 2001, increased 9.4% to $1,034.7 million from $945.7 million in the same period last year. Excluding the effect of the list price adjustment, net sales in our Domestic Branded segment increased 12.4% to $1,062.8 million. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	First Nine Months		Increase

(in millions)	2001	2000	Amount	Percentage

Personal Cleansing	$319.6	$292.2	$27.4	9.4%

Laundry Care	390.8	352.6	38.2	10.8%

Air Fresheners	170.4	157.2	13.2	8.4%

Food Products	153.9	143.7	10.2	7.1%

Total Domestic Branded	$1,034.7	$945.7	$89.0	9.4%

The increase in Personal Cleansing resulted primarily from the acquisition of Coast in the second quarter of 2000, solid performance of the base business and the introduction of Dial Complete. The increase in Laundry Care is primarily due to an increase in Purex liquid detergent, the launch of Purex tabs and the inclusion of results from the Zout acquisition made in the second quarter of 2000. The increase in Air Fresheners is primarily due to the introduction of One Touch and Fresh Gels, partially offset by a decline in sales of candles. The increase in Armour resulted primarily from increased sales of private label and Armour branded Vienna sausage.

Net sales in our International segment, including the effect of the list price adjustment in 2001, increased 19.6% to $157.8 million from $131.9 million primarily as a result of the inclusion of the results of the Plusbelle acquisition in Argentina in the second quarter of 2000 as well as increased sales in Canada, partially offset by lower sales in Mexico caused by difficulties in the outsourcing of our sales administrative function. Excluding the effect of the list price adjustment, net sales in our International segment increased 21.2% to $159.8 million.

Net sales in our Commercial Markets and Other segment increased 3.3% to $44.3 million from $42.9 million primarily as a result of an increase in our hotel amenities business, offset in part by softness in our chemical business.

Excluding special charges and the impact of the list price adjustment, our gross margin improved by 140 basis points to 51.1% from 49.7% in the same period in 2000. This improvement is primarily from lower delivered product costs associated with higher sales volume, a more even distribution of sales within the quarter and lower raw material costs. The effect on gross margin of the list price adjustment in 2001 and the restructuring charge in 2000 is set forth below:

	First Nine Months

	2001	2000	Change

Gross margin excluding list price adjustment and restructuring charge	51.1%	49.7%	1.4%

List price adjustment	(1.2)	—	(1.2)

Restructure charge	(0.9)	(0.9)	—

Gross margin as reported	49.0%	48.8%	0.2%

Selling, general and administrative expenses increased 11.1% to $497.7 million in the first nine months of 2001 from $447.8 million in the first nine months of 2000. Excluding the special charges, other asset writedowns in 2000 and 2001 and the impact of the list price adjustment, selling, general and administrative expenses increased as a percent of sales to 41.7% in 2001 from 39.3% in 2000. This increase primarily resulted from an increase in marketing expenses to support our new product launches and core domestic brands and increases in selling and administrative expenses due to strong 2001 performance.

Interest and other expenses increased 5.6% to $37.8 million from $35.8 million in the same period in 2000. The increase was primarily due to a full nine months of interest expense from increased debt during 2000 to fund acquisitions of the Coast, Plusbelle and Zout businesses, our prior investments in the Dial/Henkel joint ventures and our stock repurchase program, partially offset by a declining debt balance and interest rates through the third quarter of 2001.

Our share of the income in the Dial/Henkel joint venture was $3.0 million in the first nine months of 2001 primarily resulting from lower than expected exit costs associated with the discontinued Purex Advanced business, offset in part by exit costs related to the discontinuation of the Custom Cleaner business in the third quarter of 2001.

Our effective income tax rate on continuing operations for the first nine months of 2001 was 39.3%, compared to 34.1% for the same period in 2000. The increase is primarily due to non-deductible, foreign restructure charges.

Net income from continuing operations was $44.5 million or $0.49 per diluted share, versus $37.1 million, or $0.40 per diluted share in the first nine months of 2000. As discussed above, this increase in net income is primarily attributable to higher sales, improved gross margin, more efficient marketing spending and lower restructuring and special charges. For comparative purposes, the effect on earnings per share of the discontinued operations, restructuring charges and one-time gains recorded in the nine months ended September 29, 2001 and September 30, 2000 are set forth below:

	First Nine Months

	2001	2000

Diluted net income per share from continuing operations	$0.49	$0.40

Discontinued operation	(2.21)	(0.44)

Net Loss per diluted share	$(1.72)	$(0.04)

Diluted net income per share from continuing operations	$0.49	$0.40

Restructuring and special charges	0.11	0.21

Special gain	—	(0.09)

Earnings per share from continuous operations excluding one-time charges and gains	$0.60	$0.52

Liquidity and Capital Resources

Total debt decreased $114.1 million to $480.9 million from $595.0 million at December 31, 2000. The decrease in total debt was funded primarily from cash flow from operations.

Cash flow from operations in the first nine months of 2001 was $84.0 million compared to $67.2 million in the same period in 2000. The increase in cash provided from operations is primarily attributable to an improvement in working capital and an increase in net income from continuing operations. Debt repayment in 2001 is expected to be approximately $145 million.

Capital expenditures for the first nine months of 2001 were $17.6 million. Capital spending in 2001 is expected to approximate $34 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. Our spending plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

On August 14, 2001, we issued $250 million of 7.0% Senior Notes due 2006. As discussed below, a portion of the net proceeds from this offering were used to repay indebtedness under our existing credit facility. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to redeem the Senior Notes, place liens on certain properties and enter into certain sale and leaseback transactions. In addition, the Indenture governing these Senior Notes requires us to purchase from the holders of the Senior Notes, upon the exercise of such purchase right by each holder, all or any part of their Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes plus accrued interest, upon the occurrence of either (i) a change of control of Dial that is followed by a rating decline or (ii) asset sales yielding gross proceeds to Dial of $500 million or more in the aggregate that is followed by a rating decline. A “rating decline” shall be deemed to have occurred if, no later than 90 days after the public notice of either the occurrence or intention to effect a change of control or significant asset sale, either of the rating agencies assigns a rating to the Senior Notes that is lower than Baa3, in the case of a rating by Moody’s, or BBB-, in the case of a rating by Standard & Poor’s.

On May 17, 2001, we amended our existing credit facility with our lenders. This amendment extended the short-term commitment under our credit facility from July 2001 to May 2002. This amendment also changed some of the covenants included in our credit facility. Under the new minimum net worth covenant, we must maintain minimum net worth of at least 80% of such net worth as of March 31, 2001 plus 50% of net income subsequent thereto plus certain other additions to net worth. Losses up to agreed upon maximum amounts that are incurred in connection with any sale or other disposition of our Specialty Personal Care business and our business in Argentina will not be counted in determining compliance with this minimum net worth covenant as long as the businesses are sold or disposed of by the end of the quarter immediately following the quarter in which such losses were recorded.

Another new covenant provides that if we sell any business or other assets (excluding inventory sold in the ordinary course of business) or receive proceeds from any debt or equity financings, our lenders’ commitment will be permanently reduced in amounts equal to agreed upon percentages of the proceeds received from such transactions. These percentages range from 50% to 100% depending upon the type of transaction. As prescribed in this amendment, a portion of the net proceeds from the $250 million debt offering were used to repay indebtedness under our existing credit facility, permanently reducing our total borrowing capacity under the facility to approximately $325 million. Proceeds from the sale of our Specialty Personal Care business were used to further permanently reduce our total borrowing capacity under the facility to approximately $321 million. At September 29, 2001, commitments under our credit facility are on a revolving basis under commitments available until July 2005 for up to $169 million and until May 2002 for up to $152 million. At September 29, 2001, we had $35.9 million outstanding under our revolving credit agreement.

In addition, the amended credit facility includes covenants that restrict our ability to increase our quarterly dividend, repurchase stock, distribute assets to stockholders, sell or otherwise dispose of our accounts receivable, and sell businesses or other assets for consideration other than cash. Further, the amended credit facility retains a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. Dial was in compliance with all covenants under the credit facility at September 29, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement. Dial will adopt SFAS 142 effective January 1, 2002, as required and expects that its adoption will reduce annual amortization expense by approximately $5.6 million annually pre-tax. While we are currently analyzing the impact that the impairment analyses will have on recorded intangibles, we currently do not anticipate any writedown as a result of our adoption of SFAS 142.

In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including coupons, rebates and free products. The consensus on EITF 00-14 will be effective for Dial in the first quarter of 2002. The implementation of this consensus will require us to change the way we classify certain sales incentives that are currently recorded as selling, general and administrative expense. The cost of coupons and rebates, which is anticipated to be approximately $12 million in 2001, will be recorded as a reduction of net sales. The cost of free products, which is anticipated to be approximately $10 million in 2001, will be recorded as cost of products sold.

In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. The issue addresses the accounting and income statement classification of costs, other than those directly addressed in Issue 00-

14, that are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. This Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item.

We currently record all of the consideration we provide to our customers to promote our products as trade promotion expense. Such costs include consideration given to customers for space in their stores (slotting fees), consideration given to obtain favorable display positions in the retailer’s stores and other promotional activity. For income statement purposes, we currently record all trade promotion expense as Selling, general and administrative expense. The consensus on EITF 00-25 will be effective for Dial in the first quarter of 2002. The implementation of this consensus will require that most or all of the these types of trade promotion costs be recorded as a reduction of sales rather than as selling, general and administrative expenses. We expense these promotional activities in the period during which the related product ships. In 2001, we expect to incur approximately $380 million of trade promotion expense.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. After discovery was completed, Dial filed a dispositive motion, which was granted in part and denied in part by the Court in an opinion issued in the third quarter of 2001. The Court granted Dial’s motion to dismiss the claims of thirteen individuals and denied its motion with respect to the remaining individuals. Dial has petitioned the Court for a review of the decision by the Seventh Circuit Court of Appeals. A trial date has not been set. We currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, assurances cannot be given regarding the ultimate outcome of this matter.

Item 6. Exhibits and Reports on Form 8-K

  (A)  Exhibits

99.	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

  (B)   Reports on Form 8-K

We filed a Current Report on Form 8-K, dated August 28, 2001, reporting that Dial had sold its Specialty Personal Care (SPC) business.

We filed a Current Report on Form 8-K, dated September 5, 2001, reporting that Dial would make a presentation to investors on September 5, 2001.

We filed a Current Report on Form 8-K, dated September 25, 2001 reporting that Dial issued a press release relating to its third quarter earnings release conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

November 13, 2001

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