Form 10-K
period 2001-12-31
DIAL CORP /NEW/
filed 2002-03-29
CIK 1016179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

None

      Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of March 2, 2002, 94,854,558 shares of Dial’s common stock were outstanding and the aggregate market value of the common stock (based on its closing price on such date) held by nonaffiliates was approximately $1.6 billion.

Documents Incorporated by Reference

      Portions of Dial’s proxy statement relating to the 2002 annual meeting of stockholders to be held on June 6, 2002, have been incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K.

i

PART I

      Unless otherwise indicated the industry data contained herein are derived from publicly available industry trade journals and reports, including, with respect to market rank and market share, reports published by AC Nielsen, and other publicly available sources which we have not independently verified but which we believe to be reliable. A substantial portion of our sales is made to Wal-Mart and to club and dollar stores. However, consumer purchases in these stores are not included in market share resources such as those provided by Information Resources, Inc. and AC Nielsen. Unless otherwise noted, all market share data as of any particular date are as of the 52 weeks then ended and are based upon sales in the U.S. market. Soap and detergent products are measured by ounces sold. Air fresheners and canned meats are measured by units sold.

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements included in this Form 10-K include our belief that operating income will be break even in Argentina in 2002 in light of the recent currency devaluation and deteriorating economic conditions in Argentina; our belief that the new licensing arrangement in Mexico will contribute positively to our operating income; our belief that we have ample resources for raw materials; the adequacy of our reserves for environmental matters; our anticipated costs to comply with environmental laws; our belief that our facilities are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs; our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition; our belief that liabilities from other legal claims, after taking into account amounts already accrued and potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or operating results; the possibility that we may become part of a larger company; our belief that we will be required to record an impairment charge in Argentina in the first quarter of 2002 as a result of new accounting rules; and our outlook for 2002 included in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Developments — 2002 Outlook”. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Factors that could cause actual results to differ include those factors identified in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors That May Affect Future Results and Financial Condition” in this Form 10-K.

Item 1.     Business

General

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. We believe that our brand names have contributed to our products achieving leading market positions.

      For organizational, marketing and financial reporting purposes, our business is organized into three segments: Domestic Branded, International and Commercial Markets and Other. Information concerning the net sales, operating income and assets of each of our business segments is set forth in Note 18 to the consolidated financial statements included in this Form 10-K. The following table sets forth the percentage of our net sales represented by each of our segments:

	2001	2000	1999

Domestic Branded	84%	84%	86%
International	12%	12%	10%
Commercial Markets and Other	4%	4%	4%

Total	100%	100%	100%

      We sold our Specialty Personal Care business in the third quarter of 2001. Accordingly, certain historical amounts and percentages disclosed in this Form 10-K have been restated to reflect our reporting of the Specialty Personal Care business as a discontinued operation in the accompanying consolidated financial statements. See “Business — Sale of Specialty Personal Care Business”.

Domestic Branded

      Our Domestic Branded business segment is comprised of four franchises:

•	Personal Cleansing,

•	Laundry Care,

•	Air Fresheners, and

•	Food Products.

      Within our Domestic Branded business segment, we have chosen to focus our marketing and product development efforts on the Dial, Purex, Renuzit and Armour brands. The following table sets forth the percentage of net sales represented by each franchise within the Domestic Branded segment:

	2001	2000	1999

Personal Cleansing	30%	30%	31%
Laundry Care	39%	37%	35%
Air Fresheners	16%	17%	16%
Food Products	15%	16%	18%

Total	100%	100%	100%

     Personal Cleansing

      Our Personal Cleansing franchise includes Dial and Liquid Dial® soaps and body washes, and Coast®, Tone® and Pure & Natural® soaps. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is also included in the Personal Cleansing franchise. At December 31, 2001, our Dial and other soap products had a 20% market share, measured in ounces sold, in the $2.0 billion U.S. soap category. Based on ounces sold, Dial was America’s leading bar soap and antibacterial bar soap and the second leading liquid soap and antibacterial liquid soap as of December 31, 2001.

     Laundry Care

      Our Laundry Care franchise includes Purex® detergents, bleach and fabric softeners, Zout® stain remover, Trend® detergent, Borateem® bleach, Vano® and Sta-Flo® starches, Boraxo® soap and 20 Mule Team® borax, and Fels Naptha® laundry soap. During 2001, we discontinued our La France® brand laundry brightener. As of December 31, 2001, Purex held the number two market share position with a 10% share, measured in ounces sold, in the $5.0 billion U.S. laundry detergent market.

     Air Fresheners

      Our Air Fresheners franchise includes a wide variety of air freshener forms and fragrances marketed under the Renuzit® brand, including LongLast Adjustable® solid air fresheners, RoomMate® air fresheners, AromaSense® candles and aerosols and Fresh Elements® aerosols. The brand is well positioned in both the problem-solution and home fragrancing segments of the U.S. air freshener category. As of December 31, 2001, Renuzit was the second leading brand with an 18% market share, measured in units sold, in the $1.2 billion U.S. air freshener market.

     Food Products

      Our Food Products franchise includes Armour and Armour Star® canned meats, chili, hashes and meat spreads and Cream® cornstarch. Our Armour branded products are concentrated in the profitable canned meat market segment. At December 31, 2001, Armour was the number two national brand of canned meats with an 18% market share, measured in units sold, and was the U.S. market leader in the Vienna sausage, potted meat and sliced dried beef segments, measured in units sold.

International

      We distribute products in more than 50 countries. We have focused our international efforts in Argentina, Canada, Puerto Rico and the Caribbean. During 2001, 2000 and 1999 approximately 89%, 86% and 75%, respectively, of our International sales came from these markets.

      In the second quarter of 2000, Dial Argentina S.A., our wholly owned subsidiary, acquired Plusbelle S.A., a manufacturer and marketer of personal care products in Argentina, from Revlon, Inc. We believe that this acquisition has further established our position in one of Latin America’s largest consumer markets in Mercosur, a regional trading bloc with more than 230 million consumers in Argentina and neighboring countries, including Brazil, Paraguay, Uruguay and Chile.

      In Argentina, as of December 31, 2001, Dial Argentina’s Plusbelle® brand held the number one position in hair care products based upon units sold. Dial Argentina also held the number three position in laundry detergents with its Zorro®, Enzimax® and Limzul® brands, the number two position in laundry bars with its Gran Federal® and Gran Llauro® brands, the number three position in dish detergents with its Cristal® and Zorro brands and the number three position in bar soaps with its Limol® and Campos Verdes® brands.

      In 2001, Argentina accounted for approximately 8.4% of our total net sales and incurred a net operating loss of approximately $4.3 million, excluding special charges of $2.0 million relating to the consolidation of manufacturing plants. In light of the devaluation of the Argentine Peso and the deteriorating economic conditions in Argentina, we believe that sales and operating results in Argentina will be adversely impacted. Contingency planning is in place in the form of reducing manufacturing, marketing, and administrative expenses to try to limit Argentina’s impact on our earnings. However, the situation in Argentina is changing rapidly, and it is difficult to predict with certainty the adverse impact that Argentina will have on our net sales and operating results in 2002.

      In Canada, Purex is the number two brand of liquid laundry detergent, Liquid Dial is the number three brand of antibacterial liquid soap and we market three of the top ten items within the growing body wash products category. In Puerto Rico, Purex liquid holds the number three market position among liquid laundry detergents.

      In Mexico, we closed our manufacturing facility in the fourth quarter of 2001 and moved to a licensing arrangement with Consupharma S.A. de C.V., who previously served as our distributor in Mexico, in the first quarter of 2002. Under this licensing arrangement, we have licensed our Dial, Breck and Renuzit trademarks to Consupharma in exchange for a royalty based upon net sales. As a result, we will not record sales in Mexico in 2002, but instead will record royalty income. Although this licensing arrangement will reduce the amount of sales we record as a company, we expect that this arrangement will contribute positively to our operating income. Sales in Mexico were $9.5 million, $15.6 million and $24.4 million in 2001, 2000 and 1999, respectively.

Commercial Markets and Other

      Our Commercial Markets and Other business segment sells a broad range of branded products through various channels, including amenity products to hotels, soap and cleaning products to healthcare and janitorial customers as well as a full line of Dial Corporation products to government agencies such as correctional facilities, schools and the military. We believe that the strong equity in our brands, such as Dial, Purex, Renuzit, Armour and Boraxo, provides an advantage and point of difference, as most commercial market competitors do not have a consumer-recognized brand.

      In addition, this business segment includes sales of soap pellets and chemicals, principally glycerin and fatty acids, which are by-products of the soap making process.

Sale of Specialty Personal Care Business

      On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels and Nature’s Accents® brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit losses. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to closing.

      As consideration for the sale, we received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. As of December 31, 2001, the $4.0 million in promissory notes had not been recorded by us because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we will record the $2.0 million plus interest received as a reduction of the loss recognized on the sale of the SPC business.

      As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and is expected to result in continuing cash savings into the first and second quarters of 2002. The loss on the sale of SPC is primarily comprised of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $75.9 million in capital losses for which no tax benefits were provided. We will realize benefits from this capital loss only to the extent that we generate capital gains in the future.

      Net sales of the discontinued SPC business in 2001 up to the date of the sale were $31.1 million. As of December 31, 2001, our balance sheet included approximately $1.2 million in net receivables, $6.8 million in trade accounts payable and $19.0 million in accrued liabilities, sales returns, lease obligations and other exit costs related to the SPC business that were not assumed by the purchaser as a result of the sale.

      The consolidated financial statements included in this Form 10-K have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the SPC business as a discontinued operation.

Discontinuation of Dial/ Henkel Joint Ventures

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each own 50% of this joint venture. This joint venture was formed to develop and market a range of enhanced laundry products in North America. In 1999, this joint venture acquired the Custom Cleaner home dry cleaning business and launched the Purex Advanced laundry detergent line.

      In March 2000, we formed another joint venture with Henkel named Dial/ Henkel Mexico S.A. de C.V. Henkel owned 51% and Dial owned 49% of this joint venture. This joint venture was formed primarily to develop and market consumer detergent and household cleaning products in Mexico. In May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado, S.A. de C.V., a manufacturer and marketer or consumer detergents and household cleaning products in Mexico.

      During the third quarter of 2000, the Dial/ Henkel LLC joint venture decided to discontinue operations of Purex Advanced. Our portion of the loss on disposal of Purex Advanced is $12.6 million. This charge consisted of recording inventory at net realizable value and recording reserves for expected returns and deductions by joint venture customers. In addition, we recorded a charge of $5.4 million to write down to net realizable value the fixed assets used to manufacture Purex Advanced.

      During the fourth quarter of 2000, the Dial/ Henkel LLC joint venture recorded a $15 million special charge relating to the Custom Cleaner business. Our $7.5 million share of this charge consisted of recording inventory at net realizable value and writing down impaired goodwill and deferred tax assets.

      In December 2000, we sold our interest in the Dial/ Henkel Mexico joint venture to Henkel for $18.9 million, and recorded a $5.0 million loss as part of the previously announced special charges. In 2000, the Dial/ Henkel Mexico joint venture had $32.7 million in sales and our share of the operating loss was $0.5 million.

      In the third quarter of 2001, Dial/ Henkel LLC discontinued the Custom Cleaner home dry cleaning business.

      We account for our investments in the joint ventures under the equity method of accounting. Our $3.0 million share of the joint venture’s net income in 2001 resulted primarily from lower than expected exit costs associated with the discontinued Purex Advanced business, offset in part by exit costs related to the discontinuation of the Custom Cleaner business in the third quarter of 2001. In 2000, the two Dial/ Henkel joint ventures resulted in net losses to Dial of $7.1 million excluding special charges and $37.6 million including special charges. A detailed discussion of the financial impact of these joint ventures and related special charges to us is included in Note 6 to the Consolidated Financial Statements included in this Form 10-K.

Customers

      Our products are sold throughout the United States primarily through supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. Generally, our payment terms to customers are 30 days. The table below sets forth our net sales by major customer. Other than Wal-Mart, no customer accounted for more than 10% of net sales in 2001, 2000 or 1999.

	2001	2000	1999

Wal-Mart	24%	20%	20%
Remaining top ten customers	26%	26%	29%

Sales to top ten customers as a percent of total net sales	50%	46%	49%

      Our products are also sold internationally through the same outlets, principally in Argentina, Canada, Puerto Rico and the Caribbean. Payment terms for international customers range from 30 to 90 days.

Sales

      In 2001, 2000 and 1999, 88%, 88% and 90%, respectively, of our sales were in the United States. Our customers are served by a national sales organization of approximately 150 employees. The sales organization is divided into regional divisions and account teams for grocery sales and specialized sales operations that sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers. In addition, some customers and regions are served by a national broker sales organization that we changed in

2001 and represented approximately 22%, 20% and 21% of our U.S. net sales in 2001, 2000 and 1999, respectively.

      The following table sets forth our U.S. net sales by channel:

	2001	2000	1999

Food	42.1%	44.3%	45.9%
Mass	36.9%	34.6%	35.4%
Dollar	8.0%	7.3%	5.9%
Club	3.5%	3.2%	4.5%
Drug	3.0%	3.2%	3.1%
Other	6.5%	7.4%	5.2%

Total U.S. net sales	100.0%	100.0%	100.0%

      Internationally, our customers are served by salespeople at two foreign subsidiaries and two foreign sales offices, consisting of approximately 60 employees. In addition, independent distributors also serve some regions. Our subsidiary in Mexico is planning to close its foreign sales office in early 2002 as we move to a licensing agreement. For further discussion of our licensing arrangement, see “Business — International.”

Promotion and Advertising

      A significant portion of our revenues are expended for trade promotion and advertising of our products. We believe that these expenditures are necessary to maintain and increase market shares in an industry highly dependent on quality, consumer trends and product image. The following table sets forth the amount of these expenses in millions and as a percent of our total net sales:

	2001	2000	1999

Trade promotion and advertising expenses	$453.3	$418.6	$411.6
As a percentage of net sales	27%	27%	26%

      In 2001 we adjusted our list prices and trade promotion spending on certain Laundry Care and Personal Cleansing products. These adjustments decreased list prices and reduced corresponding trade spending by $28.8 million and $9.8 million, respectively, in 2001. Because these are one-for-one price and spending reductions, there was no impact to our net income. Due to the required adoption of new accounting guidance, there will be a substantial change in how we account for trade promotion expenses in 2002. See further discussion in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Recent Accounting Pronouncements” in this Form 10-K.

Distribution

      We ship product from five warehouses located at or near our domestic manufacturing and assembly facilities and four domestic regional distribution centers. The regional warehouses are operated by third parties, except for one warehouse that we lease and operate. We use outside carriers to transport our products.

      We have a just-in-time inventory management program of continuous, automatic replenishment of certain of our trade customers’ inventories. The primary objective of this program is to improve service to our customers and reduce costs by shortening the order-to-delivery pipeline. This occurs by anticipating customer needs based on historical sales, shipping the product just before those needs arise and eliminating redundancy, errors and interruption throughout the replenishment process. Sales under this program accounted for approximately 18%, 18% and 17% of our net sales in 2001, 2000 and 1999, respectively.

Suppliers

      We rely on a number of third parties for research and development, manufacturing and packaging. Many of our arrangements with respect to new products contain limited mutual exclusivity provisions. This is designed to permit the supplier and us to profit from the product enhancement or innovation before we use an alternative supplier or the supplier sells to one of our competitors. Most of our sourcing arrangements can be terminated without material penalties on an average of three months’ notice.

Raw Materials

      We believe that ample sources of raw materials are available with respect to all of our major products. Paper, fats and oils, detergent chemicals and meat have the most significant impact on our costs. Generally, we purchase these raw materials from a variety of suppliers in the United States. Increases in the prices of certain raw materials could materially impact our profit margins and financial results. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.09 to $0.25 per pound from January 1, 1997, to December 31, 2001. Recently, the price of tallow has been trading at the lower end of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases. In addition, because our competitors use less tallow in their soap products, increases in tallow prices would adversely impact us more than our competitors. For the first nine months of 2002, we have entered into an agreement with our supplier that fixes the price we pay for tallow.

      We attempt to reduce our risk by entering into contracts to provide up to six- to twelve-month supplies of tallow, other raw materials and packaging materials. We have used financial derivatives to mitigate price fluctuations on the raw material component of the cardboard boxes and packaging used in our business. Other long-term hedging opportunities against price increases for these raw materials are generally not available.

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

Laundry Care
• P&G
• Lever
• Colgate
• Church & Dwight, Inc.
• S.C. Johnson & Son, Inc.
• Reckitt & Benckiser, Inc.	Food Products • Hormel Foods Corp. • ConAgra Air Fresheners • Reckitt & Benckiser, Inc. • Church & Dwight, Inc. • Global Household Brands • S.C. Johnson & Son, Inc.

Research and Development

      We conduct research and development at our facility in Scottsdale, Arizona. Our internal research and development efforts are primarily directed at innovation for new and existing products, while providing technical assistance and support to our manufacturing activities. To increase our innovative capacity, we also contract for general research and development activities in areas beyond our core areas of expertise. Our internal and external research and development expenditures were approximately $14.3 million, $12.2 million and $10.1 million in 2001, 2000 and 1999, respectively.

Marketing Research

      We rely on industry data, syndicated market share data and various attitude and usage studies prepared by independent marketing firms. We also obtain direct sales information from our largest customers to identify consumer needs and anticipate shifts in consumer preferences. This allows us to develop line extensions and new products to meet changing demands.

Patents and Trademarks

      Our trademarks include Dial, Purex, Renuzit, Coast, Zout, Armour, Armour Star, Tone, Pure & Natural, Plusbelle, Trend, Treet, 20 Mule Team and Boraxo in addition to related trade names. In the U.S., we license the Armour and Armour Star trademarks from ConAgra, Inc., which also sells shelf stable food products under the Armour trademark. We license the 20 Mule Team trademark from U.S. Borax, Inc.

      In 2001, we licensed our Breck trademarks in the U.S., Canada, Puerto Rico, Europe and Asia to a third party in exchange for a royalty based upon gross sales. In the first quarter of 2002, we licensed our Breck trademark in Mexico to a different third party in exchange for a royalty based upon net sales. For further discussion of our licensing arrangement in Mexico, see “Item 1. Business — International.”

      United States trademark registrations are for a term of 10 years, renewable every 10 years so long as the trademarks are used in the regular course of trade. We maintain a portfolio of trademarks representing substantial goodwill in the businesses using these trademarks. We also have a significant number of registered foreign trademarks and pending foreign trademark applications.

      United States patents are currently granted for a term of 20 years from the date a patent application is filed. We own a number of patents and believe that some of them may provide competitive advantages in the marketplace.

Government Regulation

      Substantially all of our operations are, or may become, subject to various federal laws and agency regulations. These include the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration (the “FDA”). The FDA regulates the manufacturing, labeling and sale of our over-the-counter drug and cosmetic products. The Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act are administered by the Environmental Protection Agency and regulate our disinfectant products and certain of the substances used in the manufacturing of our products. The Meat Inspection Act is administered by the Department of Agriculture and regulates our meat products. The Hazardous Substances Act is administered by the Consumer Product Safety Commission and regulates the labeling of our household products. The Fair Packaging and Labeling Act is administered by the Federal Trade Commission (the “FTC”) and regulates the packaging and labeling of all of our products. Our products also are subject to regulation by various state laws and various state regulatory agencies. In addition, we are subject to similar laws and regulations imposed by foreign jurisdictions.

      Since the 1970s, the FDA has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. We use the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap and emphasize the antibacterial properties of our soap products in our marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require us to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in its products, all of which could materially adversely affect our business, operating results and financial condition.

Environmental Matters

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims and liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, five of which are currently active. In addition, in 1999 and in prior years we have used nonlyphenol ethoxylate as an ingredient in our liquid and powder detergents. Certain environmental and regulatory groups have raised concerns regarding toxicity of compounds produced from nonlyphenol ethoxylate. As of December 31, 2001, we have accrued in our financial statements approximately $1.4 million in reserves for expenses related to Superfund sites and the clean-up of closed plant sites. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

      We do not currently anticipate that we will incur significant capital expenditures in connection with matters relating to environmental control or compliance in 2002. We do not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean-up of closed plant sites will have a material adverse effect on our financial results or condition. However, there can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies, will not result in material costs in the future.

      Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. These changes have not had, and are not expected to have, a material adverse effect on our financial results or condition.

Employees

      We employed approximately 3,139 individuals, of whom approximately 1,059 were covered by collective bargaining agreements, as of December 31, 2001.

      Three of our five plants in the United States are unionized. In 2001 we agreed to a one-year extension of our contract with the International Brotherhood of Teamsters for the St. Louis, Missouri plant and Madison County, Illinois distribution center covering approximately 369 employees. This contract expires in July 2002. Additionally, the labor contract with the United Food and Commercial Workers union, covering approximately 285 employees at the Aurora, Illinois plant, expires in August 2002. No assurances can be given that we will be able to successfully renegotiate both of these contracts in 2002. In 1999, we successfully renegotiated our contract with the United Food and Commercial Workers Union (covering approximately 405 employees at our Fort Madison, Iowa plant), which now expires September 2003.

      In the first quarter of 2002, the International Association of Machinists filed a petition with the National Labor Relations Board to hold an election at our Los Angeles, California plant to determine whether the 31-employee unit desires union representation. The election currently is scheduled for April 10, 2002. At this time, we cannot predict the outcome of this election.

      Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

Item 2.     Properties

      Our corporate headquarters is located in a leased 130,000-square-foot, single-tenant building in Scottsdale, Arizona, that is adjacent to the 200,000-square-foot Dial Center for Innovation (“DCI”), which we sold in June 2000 but still occupy under a multi-year lease.

      Our other principal facilities include the following:

	Approximate
Location	Sq. Feet	Purpose

Manufacturing Facilities
Aurora, Illinois	451,000	Bar soaps
Fort Madison, Iowa	447,000	Canned meats
St. Louis, Missouri	272,400	Dry and liquid laundry detergents, fabric softeners
West Hazleton, Pennsylvania	214,500	Liquid detergents and liquid soaps
Los Angeles, California	47,600	Powdered soap, fabric softeners and liquid detergents
Compton, California(1)(2)	146,400	Liquid soaps and body washes
Guatemala City, Guatemala	100,000	Bar soaps
Mexico City, Mexico(2)	83,800	Shampoos, liquid soaps and hair care aerosols
Buenos Aires, Argentina	150,000	Bar soaps and dry detergents
Buenos Aires, Argentina	15,000	Sulfonic acid
Buenos Aires, Argentina	79,700	Shampoos and conditioners
San Juan, Argentina	70,000	Dry detergents and bar soaps
San Juan, Argentina	33,000	Liquid detergents, cleaners, air fresheners and deodorants

Subtotal	2,110,400
Distribution Centers
Allentown, Pennsylvania(1)	800,000	Warehousing and distribution of finished goods
Corona, California(1)	325,700	Warehousing and distribution of finished goods
Edwardsville, Illinois(1)	812,000	Warehousing and distribution of finished goods
Atlanta, Georgia(3)	253,700	Warehousing and distribution of finished goods

Subtotal	2,191,400

Total	4,301,800

(1)	Leased facility.

(2)	In December 2001, we closed our liquid soap and body wash plant in Compton, California and our shampoo, liquid soap, and hair care plant in Mexico City, Mexico. A detailed discussion of the financial impact of these closures is included in Note 3 to the consolidated financial statements included in this Form 10-K.

(3)	Public warehouse.

      We believe that our facilities in the aggregate are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs. We continue to seek ways to cut costs and may close facilities as warranted.

Item 3.     Legal Proceedings

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Opportunity Commission v. The Dial corporation, Civil Action No. 99 C 3356. The EEOC alleges that we engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about the alleged harassment. The EEOC is seeking to enjoin us from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title

VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. After discovery was completed, we filed a dispositive motion, which was granted in part and denied in part by the Court in an opinion issued in the third quarter of 2001. The Court granted our motion to dismiss the claims of thirteen individuals and denied its motion with respect to the remaining individuals. We petitioned the Seventh Circuit Court of Appeals to review the U.S. District Court’s ruling on our summary judgment motion, but the Seventh Circuit denied our petition for an interlocutory appeal. A trial date has not been set. We currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, assurances cannot be given regarding the ultimate outcome of this matter.

      As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving our business and assets. We are currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to our business, including general and product liability and workers’ compensation claims. We believe that any liabilities resulting from these claims, after taking into account amounts already accrued and potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or operating results.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol DL. The following table sets forth the high and low sale prices as reported on the NYSE for the periods indicated as well as dividend paid with respect to these periods. The sale price of the common stock on March 1, 2002, was $17.00 per share.

	Price Range

	High	Low	Dividends

Fiscal 2001
First Quarter	15.75	11.19	0.04
Second Quarter	15.10	11.95	0.04
Third Quarter	18.00	12.80	0.04
Fourth Quarter	18.78	15.80	0.04
Fiscal 2000
First Quarter	24.06	10.25	0.08
Second Quarter	15.13	10.00	0.08
Third Quarter	13.38	9.88	0.08
Fourth Quarter	12.94	9.94	0.04

      We reduced our dividend to $0.04 per share of common stock during 2000 as part of our efforts to accelerate repayment of our debt. The declaration and payment of dividends is subject to the discretion of our Board of Directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. As of March 1, 2002, there were 94,854,558 shares of common stock outstanding, which were held by 30,462 stockholders of record.

Item 6.	Selected Financial and Other Data

      The following table presents selected financial information derived from our consolidated financial statements and includes the reclassification of the SPC business as a discontinued operation. The selected consolidated balance sheet data as of December 31, 2001, and December 31, 2000, and the consolidated income statement data for each of the three fiscal years in the period ended December 31, 2001, have been derived from our audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of December 31, 1999, December 31, 1998 and January 3, 1998, and consolidated income statement data for the fiscal years ended December 31, 1998 and January 3, 1998 have been derived from our audited consolidated financial statements which are not included in this Form 10-K.

      The following data should be read in conjunction with our consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the other financial information included elsewhere or incorporated by reference in this Form 10-K.

SELECTED FINANCIAL AND OTHER DATA

	Year Ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Jan. 3
	2001(1)	2000(2)	1999	1998	1998

	(In thousands, except per share data)
Operations
Net sales	$1,663,328	$1,522,274	$1,580,702	$1,451,161	$1,356,021

Cost of products sold	826,625	771,193	773,570	742,010	715,609
Asset write-downs and discontinued product inventories	10,388	10,519

Total cost of products sold	837,013	781,712	773,570	742,010	715,609

Gross profit	826,315	740,562	807,132	709,151	640,412
Selling, general and administrative expenses	667,452	603,527	588,438	524,961	479,923
Special charges and other asset write-downs	330	7,417

	667,782	610,944	588,438	524,961	479,923

Operating income	158,533	129,618	218,694	184,190	160,489
Interest and other expenses	(47,990)	(50,306)	(32,712)	(23,358)	(28,234)
Net income (loss) of joint ventures	2,990	(37,615)	(1,347)
Gain on special items		9,243

Income from continuing operations before income taxes	113,533	50,940	184,635	160,832	132,255
Income taxes	43,690	16,650	64,689	57,788	49,566

Income from continuing operations	69,843	34,290	119,946	103,044	82,689

	Year Ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Jan. 3
	2001(1)	2000(2)	1999	1998	1998

	(In thousands, except per share data)
Discontinued operation(3):
Income (loss) from operations of discontinued segment, net of tax	(3,691)	(45,298)	(3,180)	(428)	1,021
Loss on disposal of discontinued segment, net of tax	(198,403)

Total income (loss) from discontinued operation	(202,094)	(45,298)	(3,180)	(428)	1,021

Net income (loss)	$(132,251)	$(11,008)	$116,766	$102,616	$83,710

Diluted net income (loss) per share:
Income on continuing operations	$0.76	$0.37	$1.20	$1.03	$0.88
Income (loss) from discontinued operation	(2.21)	(0.49)	(0.03)	(0.00)	0.01

Net income (loss) per share-Diluted	$(1.45)	$(0.12)	$1.17	$1.02	$0.89

Basic shares outstanding	91,451	92,237	98,255	98,294	91,918
Equivalent shares	0	0	1,810	2,185	2,231

Diluted shares	91,451	92,237	100,065	100,479	94,149

Balance Sheet Data (at year end)
Total assets	$1,024,116	$1,392,717	$1,286,568	$1,176,673	$881,208
Working capital (deficit)	48,469	(17,112)	14,490	(11,553)	(12,578)
Total debt	445,341	595,047	361,114	290,593	92,899
Stockholders’ equity(4)	81,878	293,907	411,271	390,225	320,046
Other Data
Depreciation and amortization	50,059	48,006	37,012	34,661	31,763
Capital expenditures	31,340	42,088	62,495	50,330	46,715
Dividends on common shares	14,613	25,762	31,407	31,497	29,510

(1)	Includes special charges of $11.8 million ($10.2 million after tax or $0.11 per share), partially offset by a reversal of fiscal year 2000 special charges of $1.1 million ($0.7 million after tax or $0.01 per share) in 2001. See Note 3 to the consolidated financial statements included in this Form 10-K.

(2)	Includes special charges of $48.4 million ($34.1 million after tax or $0.37 per share), partially offset by a gain on special items of $9.2 million ($7.2 million after tax or $0.08 per share) in 2000. See Notes 3 and 7 to the consolidated financial statements included in this Form 10-K.

(3)	The consolidated financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of SPC as a discontinued operation. In addition, a one-time charge of $198.4 million related to the write off of SPC assets and an accrual for estimated exit losses was recorded to discontinued operations.

(4)	In 2001, charges to stockholders’ equity include $62.2 million related to the currency devaluation in Argentina and $11.9 million of additional minimum pension liability.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

      On August 3, 2001, we concluded our SFX01 initiative and announced that our Board of Directors had reviewed our options as a company and decided that our long-term interests and those of our shareholders would be best served if we were part of a larger enterprise. In this regard, although we will continue to focus on improving our operating results as a standalone company, the Board believes that we should concurrently explore opportunities to become part of a larger company, with each pursuit intended to maximize shareholder value. These opportunities may include exploring transactions with multiple parties. We have been working with Goldman Sachs & Co. throughout our SFX01 initiative and expect that we will continue to do so as we evaluate any opportunities to be part of a larger company.

      No time constraints have been set for any transaction, and any decision regarding any potential transactions will be based upon the best interests of our shareholders. Accordingly, there is no assurance that any sale, merger or other transactions involving Dial or any of its businesses will occur in the near future or at all. In addition, decisions made in the course of continuing to improve our operating results could result in our recording additional special or restructuring charges or additional asset writedowns.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales incentives, long-lived assets, income taxes, discontinued operations, self-insurance, environmental matters, pension and other post retirement benefits, contingencies and litigation, product returns, bad debts, inventories and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      Accounting policies are considered critical when they are both significant to the portrayal of the company’s financial condition and results, and they require difficult, subjective, or complex judgments or estimates. We consider our critical accounting policies to include our calculation and treatment of the following expenses:

•	sales incentives,

•	long-lived assets,

•	deferred tax assets,

•	other reserves and allowances.

Sales incentives

      We record sales incentives as selling, general, and administrative expense in our income statement. Sales incentives include coupons, rebates, free products, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. We expense these promotional activities in the period during which the related product ships. Effective January 1, 2002, certain promotional activities will be reclassified as a reduction of sales. Please refer to “New Accounting Pronouncements” of this Management Discussion and Analysis section for further information on the reclassification.

      Estimated sales incentives are calculated and recorded at the time related sales are made and are based primarily on standard trade promotion rates and consideration of recent promotional activities. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the standard promotion rates fluctuate from the actual rate.

Long-lived assets

      We evaluate the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets and their eventual disposition. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Deferred tax assets

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that it would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Other reserves and allowances

      We have several reserves that require significant judgment and estimates. These areas include our reserves for discontinued operations, self-insurance (primarily worker’s compensation) and environmental matters. We use historical information, third party experts and outside advisors to review the facts and assist us in calculating the estimated liability. These reserves are reviewed quarterly for adjustment.

Sale of Specialty Personal Care Segment

      On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit losses. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to closing.

      As consideration for the sale, we received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. As of December 31, 2001, the $4.0 million in promissory notes had not been recorded by us because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we will record the $2.0 million plus interest received as a reduction of the loss recognized on the sale of the SPC business.

      As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and is expected to result in continuing cash savings into the first and second quarters of 2002. The loss on the sale of SPC is primarily comprised of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $75.9 million in capital losses for which no tax benefits were provided. We will realize benefits from this capital loss only to the extent that we generate capital gains in the future.

      As of December 31, 2001, our balance sheet included approximately $1.2 million in net receivables, $6.8 million in trade accounts payable and $19.0 million in accrued liabilities, sales returns, lease obligations and other exit costs related to the SPC business that were not assumed by the purchaser as a result of the sale. The following table summarizes the net sales, operating loss and net loss from discontinued operations of the discontinued SPC business for the years ending December 31:

	2001	2000	1999

	(In thousands)
Net sales	$31,077	$116,266	$140,864
Operating loss	(4,811)	(70,277)	(3,552)
Net loss from discontinued operations	(202,094)	(45,297)	(3,180)

Special Charges

     2001 Special Charges

      On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico City manufacturing facility. We recorded $11.8 million ($10.2 million after tax or $0.11 per share) related to these special charges. The activity in 2001 relating to the 2001 Special Charges is summarized below:

	2001			Ending
	Total	Cash spent	Amount charged	reserves at
	charges	during 2001	against assets	12/31/01

	(In thousands)
Employee separations	$2,490	$(1,667)	$—	$823
Asset writedowns and discontinued product inventories	4,301	—	(4,301)	—
Other exit costs	4,996	(617)	(2,798)	1,581

Total	$11,787	$(2,284)	$(7,099)	$2,404

      See additional discussion of these charges in Note 3 to the consolidated financial statements included in this Form 10-K.

      For income statement purposes, $11.2 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of special charges and $0.6 million is included in Special charges and other asset writedowns.

      Cash requirements for these plant consolidations are expected to be funded from normal operations. As a result of the special charge, we currently expect to realize projected annual pre-tax operating benefits of approximately $7 million.

      The projected timing and estimated amount of costs and projected savings related to this 2001 Special Charge are based on management’s judgment in light of the circumstances and estimates at the time that the judgments were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors that May Affect Future Results and Financial Condition” could cause these actual operating benefits to differ materially from anticipated results.

     2000 Special Charges

      On June 28, 2000 and on October 18, 2000, we announced special charges related to the Specialty Personal Care business, the Dial/ Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. Excluding the Specialty Personal Care portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $48.4 million ($34.1 million after tax or $0.37 per share) during 2000. We reversed $1.1 million in charges to net income with respect to these special charges in 2001 related to reversal of reserves that were no longer necessary. The activity in 2000 and 2001 relating to the 2000 Special Charges is summarized below:

	2000			Ending
	Total	Cash spent	Amount charged	reserves at
	charges	during 2000	against assets	12/31/00

	(In thousands)
Employee separations	$7,227	$(4,315)	$—	$2,912
Asset writedowns and discontinued product inventories	9,615	—	(9,314)	301
Other exit costs	1,093	(95)	(342)	656
Joint ventures — special charges	30,472	—	(30,472)	—

Total	$48,407	$(4,410)	$(40,128)	$3,869

	Ending	Cash spent			Ending
	reserves at	during	Amount charged	Charges	reserves at
	12/31/00	2001	against assets	reversed	12/31/01

	(In thousands)
Employee separations	$2,912	$(1,705)	$—	$(259)	$948
Asset writedowns and discontinued product inventories	301	(301)	552	(552)	—
Other exit costs	656	(398)	—	(258)	—
Joint ventures — special charges	—	—	—	—	—

Total	$3,869	$(2,404)	$552	$(1,069)	$948

      See additional discussion of these charges in Note 3 to the consolidated financial statements included in this Form 10-K.

      For income statement purposes, $10.5 million of the special charge was included in Asset writedowns and discontinued product inventories as a result of special charges, $7.4 million was included in Special charges and other asset writedowns and $30.5 million is included in Net earnings (loss) of joint ventures during 2000.

In 2001, $0.8 million of the special charges reversed are included in Asset writedowns and discontinued product inventories as a result of special charges and $0.3 million are included in Special charges and other asset writedowns.

      The remaining reserve for employee separations will be paid through 2002. Cash requirements for the special charges will be funded from normal operations.

     Adjustments to List Prices and Trade Allowances

      Beginning in 2001, we adjusted our list prices and trade promotion spending on selected personal cleansing and laundry care products to more closely align with our shelf pricing strategies. Because the reduction in list price is offset by a reduction in trade promotion spending, there is no effect on our net earnings. This change, however, does impact net sales, gross profit, gross profit margin, selling, general and administrative expense and operating margin. See additional discussion in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — New Accounting Pronouncements” regarding the treatment of sales incentives in years following 2001. The effects of these adjustments for 2001, excluding the impact of special charges, are set forth below:

	Including List	Excluding List
	Price Adjustment	Price Adjustment	Change

	(In thousands)
Net sales	$1,663,328	$1,704,281	$(40,953)
Gross profit	836,703	877,656	(40,953)
Gross profit margin	50.3%	51.5%	(1.2)%
Selling, general and administrative expense as a percentage of net sales	40.1%	41.6%	(1.5)%
Operating margin	10.2%	9.9%	0.3%

Recent Developments

     Deteriorating Economic Conditions in Argentina

      In the fourth quarter of 2001, we recorded a currency translation adjustment of $62.2 million on net assets, reflecting a 37.9% currency devaluation of the Argentine Peso. This non-cash adjustment did not have a material impact on net income but did reduce stockholders’ equity. In 2001, Argentina accounted for approximately $140.1 million or 8.4% of our total net sales and incurred a net operating loss of approximately $4.3 million. In light of the devaluation of the Argentine Peso and the deteriorating economic conditions in Argentina, we believe that sales and operating results in Argentina will be adversely impacted in 2002. Contingency planning is in place in the form of reducing manufacturing, marketing, and administrative expenses to try to limit Argentina’s impact on our earnings, and we currently expect that Argentina will be about break even on its earnings in 2002. However, the situation in Argentina is changing rapidly, and it is difficult to predict with certainty the adverse impact that Argentina will have on our net sales and operating results in 2002.

     Argentina Impairment Charge

      In 2002, we adopted FASB Statement No. 142 “Goodwill and Other Intangible Assets” (FAS No. 142) which establishes a new method of testing goodwill and other intangible assets with indefinite lives for impairment. Pursuant to FAS No. 142, we will record a $43.3 million after-tax impairment charge for Argentina in the first quarter of 2002. Argentina’s long-lived assets, including goodwill, were not impaired under FAS No. 121 on December 31, 2001.

     Mexico Licensing Arrangement

      In Mexico, we closed our manufacturing facility in the fourth quarter of 2001 and moved to a licensing arrangement with Consupharma S.A. de C.V., who previously served as our distributor in Mexico, in the first quarter of 2002. Under this licensing arrangement, we have licensed our Dial, Breck and Renuzit trademarks to Consupharma in exchange for a royalty based upon net sales. As a result, we will not record sales in Mexico in 2002, but instead will record royalty income. Although this licensing arrangement will reduce the amount of sales we record as a company, we expect that this arrangement will contribute positively to our operating income. Sales in Mexico were $9.5 million, $15.6 million and $24.4 million in 2001, 2000 and 1999, respectively.

     Kmart Bankruptcy

      In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. We sell products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc., but also sell products to Kmart directly. As of January 22, 2001, the date on which Kmart filed for bankruptcy protection, our exposure for amounts owed to us by Kmart directly and by Fleming for products sold to Kmart was approximately $0.5 million. Fleming has been approved as a critical vendor for Kmart and it is our understanding that Fleming is receiving timely payment from Kmart for sales made after the date that Kmart filed for bankruptcy protection. In addition, we believe that the amounts we owe to Kmart exceed the balance Kmart owes us.

      It is currently expected that Kmart will close approximately 300 stores in its effort to emerge from bankruptcy. We currently believe that these store closings could have an adverse effect on our sales until the inventories from closed stores are sold or liquidated and trade inventories for our products return to normal levels. This situation could be worse than expected if the number of actual store closings exceeds current estimates. No assurances can be given concerning the impact Kmart’s bankruptcy will have on our future sales and operating results.

     2002 Outlook

      Beginning in January 2002, we adopted FASB Statement No. 142 “Goodwill and Other Intangible Assets.” Under this statement, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. We recorded approximately $7.6 million of after-tax ($0.08 per share) goodwill amortization expense in 2001, which will cease in 2002. On March 19, 2002, we announced that we expect our earnings for the first quarter of 2002 to exceed Street estimates as reported by First Call and our earnings for the year to be in the range of $1.01 to $1.05, before special charges but including the adjustment from the change in accounting for goodwill. Sales in our Domestic Branded segment currently are expected to rise in the range of 2 to 3 percent in 2002. This sales increase is expected to be driven primarily by Laundry Care and Personal Cleansing as we expect sales of Food Products to be relatively flat and sales of Air Fresheners to decline in 2002. Consolidated net sales are expected to decline approximately 1 to 2 percent primarily due to the currency devaluation and deteriorating economic conditions in Argentina and the restructuring of our operations in Mexico to a licensing arrangement. Operating margin is expected to improve 150 to 200 basis points primarily due to the previously announced closure of three plants and the change in accounting for goodwill.

      See additional discussion of matters that may impact our results in “— Factors That May Affect Future Results and Financial Condition”.

Fiscal 2001 Compared With Fiscal 2000

      Net sales increased 9.3% to $1,663.3 million in 2001 from $1,522.3 million in 2000 primarily as a result of a 9.7% increase in our Domestic Branded segment and an increase in our International segment of 9.7%. Net sales in 2001 included incremental sales of $44.2 million from acquisitions of the Coast, Plusbelle and Zout businesses.

      Net sales in our Domestic Branded segment increased 9.7% to $1,400.2 million in 2001 from $1,276.8 million in 2000. Excluding the effect of the list price adjustment, net sales in our Domestic Branded segment increased 12.7% to $1,438.8 million. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	For the year ended
	December 31		Increase/(Decrease)

	2001	2000	Amount	Percentage

	(In millions)
Personal Cleansing	$423.0	$387.7	$35.3	9.1%
Laundry Care	537.1	475.6	61.5	12.9%
Air Fresheners	228.8	216.5	12.3	5.7%
Food Products	211.3	197.0	14.3	7.2%

Total Domestic Branded	$1,400.2	$1,276.8	$123.4	9.7%

      The increase in Personal Cleansing resulted primarily from having a full year of sales from the acquisition of Coast, which was made in the second quarter of 2000, growth in body wash, the introduction of Dial Complete and solid performance of the base business. The increase in Laundry Care is primarily due to an increase in Purex liquid detergent, the launch of Purex tabs, and the inclusion of full year results from the Zout acquisition that was made in the second quarter of 2000. The increase in Air Fresheners is primarily due to the introduction of One Touch, Fresh Elements, and Fresh Gels, partially offset by a decline in sales of candles. The increase in Food Products resulted primarily from increased sales of private label and Armour branded Vienna sausage.

      Net sales of our International segment, including the effect of the list price adjustment, increased 9.7% to $205.8 million from $187.6 million in 2000. This increase resulted primarily from the inclusion of the Plusbelle acquisition in Argentina in the second quarter of 2000 as well as stronger sales in Canada, partially offset by lower sales in our Mexico business caused by difficulties in outsourcing our sales administrative function. Excluding the effect of list price adjustment, net sales in our International segment increased 10.9% to $208.1 million.

      Net sales in our Commercial Markets and Other segment remained fairly flat with a 0.8% decline to $57.4 million from $57.9 million primarily as a result of softness in chemical pricing and the hotel amenities business due to the events of September 11, 2001.

      Excluding special charges and the impact of the list price adjustment, our gross margin improved by 220 basis points to 51.5% from 49.3% in 2000. This improvement is primarily from lower delivered product costs associated with higher production volume, a more even distribution of sales within the quarters and lower raw material costs. The effect on gross margin of the list price adjustment and the restructuring charge in 2001 is set forth below:

	2001	2000	Change

Gross margin excluding list price adjustment and restructuring charge	51.5%	49.3%	2.2%
List price adjustment	(1.2)	—	(1.2)
Special charge	(0.6)	(0.7)	0.1

Gross margin as reported	49.7%	48.6%	1.1%

      Selling, general and administrative expenses increased 9.3% to $667.8 million from $610.9 million in 2000. Excluding the special charges and other asset writedowns in 2000 and 2001 and the impact of the list price adjustment, selling, general and administrative expenses increased as a percent of sales to 41.6% from 39.6% in 2000. This increase primarily resulted from an increase in marketing expenses to support our new product launches and core domestic brands and increases in employee performance-based compensation due to strong 2001 performance.

      Interest and other expense decreased 4.6% to $48.0 million from $50.3 million in 2000. The decrease was primarily due to declining debt balance and interest rates during 2001.

      Our share of the income in the Dial/ Henkel joint venture was $3.0 million in 2001 resulting primarily from lower than expected exit costs associated with the discontinued Purex Advanced business, offset in part by exit costs related to the discontinuation of the Custom Cleaner business in 2001.

      Our consolidated effective income tax rate for 2001 was 38.5% up from 32.7% for 2000. The higher effective tax rate is primarily due to a valuation allowance provided on foreign operations and lower tax benefits from foreign operations.

      Net income from continuing operations was $69.8 million or $0.76 per diluted share, versus $34.3 million, or $0.37 per diluted share in 2000. As discussed above, this increase in net income is primarily attributable to higher sales, improved gross margin, more efficient marketing spending and lower restructuring and special charges, offset in part by higher employee performance-based compensation. For comparative purposes, the effect on earnings per share of the discontinued operations, restructuring charges, and one-time gains recorded in 2001 and 2000 are set forth below, all net of tax:

	2001	2000

Diluted net income per share from continuing operations	$0.76	$0.37
Discontinued operation	(2.21)	(0.49)

Net loss per diluted share	$(1.45)	$(0.12)

Diluted net income per share from continuing operations	$0.76	$0.37
Special charges	0.10	0.37
Special gain	—	(0.08)

Earnings per share from continuing operations excluding one-time charges and gains	$0.86	$0.66

Fiscal 2000 Compared With Fiscal 1999

      Net sales decreased 3.7% to $1,522.3 million in 2000 from $1,580.7 million in 1999 primarily as a result of a 5.5% decrease in our Domestic Branded segment and a 11.2% decrease in our Commercial Markets and Other segment, offset in part by an increase in our International segment of 14.0%. Net sales in 2000 included $67.2 million from acquisitions of the Coast, Plusbelle and Zout businesses.

      Net sales in our Domestic Branded segment decreased 5.5% to $1,276.8 million in 2000 from $1,351.0 million in 1999. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	For the year ended
	December 31		Increase/(Decrease)

	2000	1999	Amount	Percentage

	(In millions)
Personal Cleansing	$387.7	$412.8	$(25.1)	(6.1%)
Laundry Care	475.6	475.9	(0.3)	(0.1%)
Air Fresheners	216.5	214.4	2.1	1.0%
Food Products	197.0	247.9	(50.9)	(20.5%)

Total Domestic Branded	$1,276.8	$1,351.0	$(74.2)	(5.5%)

      The decline in Personal Cleansing resulted primarily from our efforts to reduce end-of-quarter promotions and shipments, the loss of sales in club stores, tough comparisons to 1999 due to new product introductions, and the previously disclosed Dial bar restage in 2000, offset in part by the inclusion of the Coast acquisition. The decline in Food Products resulted primarily from the previously disclosed Y2K trade inventory build-up in 1999, our efforts to reduce end-of-quarter promotions and shipments, increased competition and tough comparisons to 1999 due to the heavy 1999 hurricane season. There was also a slight year-over-year decline in Laundry Care due to softness in our non-Purex branded laundry business, offset in part by an increase in the Purex branded laundry business and the inclusion of the Zout acquisition. The increase in Air Fresheners resulted primarily from new product introductions.

      Net sales of our International segment increased 14.0% to $187.6 million from $164.5 million in 1999. This was primarily a result of the inclusion of the Plusbelle acquisition in Argentina, partially offset by lower sales due to increased competition in Argentina and lower sales in our Mexico business caused by difficulties encountered in transferring our sales administrative functions to the Dial/ Henkel Mexico joint venture.

      Net sales in our Commercial Markets and Other segment declined 11.2% to $57.9 million from $65.2 million in 1999 primarily as a result of the discontinuation of our merchant surfactant business at the end of 1999 and a decline in soap pellet sales, partially offset by an increase in glycerin sales.

      Gross margin decreased 180 basis points to 49.3% from 51.1% in 1999, excluding the effect of the restructuring and special charges. The restructuring and special charges decreased the gross margin by an additional 70 basis points to 48.6%. Gross margin was negatively impacted primarily by lower overhead absorption in the Company’s manufacturing facilities associated with lower sales, and higher energy costs.

      Selling, general and administrative expenses are up 3.8% to $610.9 million from $588.4 million in 1999. Excluding the special charges and other asset writedowns in 2000, selling, general and administrative expenses increased 2.6% to $603.5 in 2000. This increase resulted primarily from continued marketing and promotional spending in 2000 compared to lower than expected sales.

      Interest and other expense increased 53.8% to $50.3 million from $32.7 million in 1999. The increase was primarily due to increased debt to fund the Coast, Plusbelle, and Zout acquisitions, our investment in the Dial/ Henkel joint ventures and our stock repurchase program.

      Our share of the loss in the Dial/ Henkel joint ventures was $7.1 million in 2000, excluding the effect of the special charge relating to the Dial/ Henkel LLC and Dial/ Henkel Mexico joint ventures. The special charge of $30.5 million was to record the discontinuation of Purex Advanced, asset impairment for Custom Cleaner, and loss on sale of our interest in the Dial/ Henkel Mexico joint venture. The special charge for the joint venture is more fully discussed in Note 3 and Note 6 to the Consolidated Financial Statements.

      Our gain on special items consists of a pre-tax gain on sale of facility of $4.7 million resulting from the sale of land in a transaction where we sold our DCI building and accompanying 23-acre parcel in Scottsdale, Arizona to an unrelated third party. In addition, we recorded a $4.6 million curtailment gain resulting from changes to retiree medical plan benefits. The anticipated annual savings of $1.0 million resulting from our curtailment of these benefits are expected to be invested in enhancements to other Dial employee benefit plans.

      Our consolidated effective income tax rate on continuing operations for 2000 was 32.7%, down from 35.0% for 1999. The lower effective tax rate in 2000 was primarily due to higher permanent items for tax purposes over a lower pre-tax income.

      Net income from continuing operations was $34.3 million or $0.37 per diluted share, versus $119.9 million, or $1.20 per diluted share in 1999. As discussed above, this decrease in net income is primarily attributable to lower sales, restructuring and special charges and higher energy costs. For comparative purposes, the effect on earnings per share of the discontinued operations, restructuring charges and one-time gains recorded in 2000 and 1999 are set forth below, all net of tax:

	2000	1999

Diluted net income per share from continuing operations	$0.37	$1.20
Discontinued operation	(0.49)	(0.03)

Net Loss per diluted share	$(0.12)	$1.17

Diluted net income per share from continuing operations	$0.37	$1.20
Special charges	0.37	—
Special gain	(0.08)	—

Earnings per share from continuous operations excluding one-time charges and gains	$0.66	$1.20

Liquidity and Capital Resources

      Total debt decreased $149.7 million to $445.3 million from $595.0 million at December 31, 2000. We were able to reduce debt as a result of cash flow from operations, control on new investments, a lower dividend rate and proceeds from the sale of our Specialty Personal Care business.

      We generated cash from operations of $159.4 million during 2001 compared to cash generated of $125.6 million during the same period in 2000. The increase in cash provided from operations was primarily attributable to an improvement in working capital, favorable tax benefits from losses incurred in 2000 and an increase in net income from continuing operations.

      Capital expenditures for 2001 were $31.3 million versus $42.1 million for the comparable period in 2000. Capital spending in 2002 is expected to increase to approximately $39 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. However, our plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending we may incur in the future.

      The following table outlines our future contractual financial obligations, in thousands as of December 31, 2001, due by period:

		Less than	1-3	4-5	After
	Total	1 year	years	years	5 years

Long-term debt	$445,341	$—	$—	$246,768	$198,573
Operating leases(1)	64,413	12,110	18,325	16,397	17,581
Unconditional purchase obligations(2)	20,028	20,028	—	—	—

Total contractual cash obligations	$529,782	$32,138	$18,325	$263,165	$216,154

(1)	See Note 16 to the consolidated financial statements included in this Form 10-K for additional information concerning our operating leases.

(2)	Consists of obligations to purchase certain raw materials which are expected to be used in less than one year in the ordinary course of business.

      The following table outlines our other future commercial commitments, in thousands as of December 31, 2001, by the amount of commitment that expires per period:

		Less than	1-3	4-5	After
	Total	1 year	years	years	5 years

Standby letters of credit	$300	$300	$—	$—	$—
Other commercial commitments	250	250	—	—	—

Total commercial commitments	$550	$550	$—	$—	$—

      In the third quarter of 2001, we issued $250 million of 7.0% Senior Notes due 2006. The net proceeds from this offering were used to repay indebtedness under our credit facility. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions. In addition, the Indenture governing these Senior Notes requires us to purchase from the holders of the Senior Notes, upon the exercise of such purchase right by each holder, all or any part of their Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes plus interest, upon the occurrence of either (i) a change of control of Dial that is followed by a rating decline or (ii) a significant asset sale yielding gross proceeds to us of $500 million or more in the aggregate that is followed by a rating decline. A “rating decline” shall be deemed to have occurred if, no later than 90 days after the public notice of either the occurrence or intention to effect a change of control or significant asset sale, either of the rating agencies assigns a rating to the Senior Notes that is lower than Baa3, in the case of a rating by Moody’s, or BBB-, in the case of a rating by Standard & Poor’s.

      In connection with the $250 million debt offering we have entered into two separate interest rate swap agreements. Collectively, they have a notional value of $250 million. We receive fixed interest payments of 7.0% of the notional amount and make payments equal to 6 month LIBOR plus 182 basis points. Payments are exchanged each February and August 15, at which time the floating interest rate resets using the 6 month LIBOR rate in effect on that day. The terms of the interest rate swaps are for five years.

      We also have outstanding $200 million of 6.5% Senior Notes due 2008, which were issued by us in 1998. The Indenture governing these Senior Notes imposes also restrictions on us with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions.

      The events of default under the Indentures governing both the $250 million of 7.0% Senior Notes due 2006 and the $200 million of 6.5% Senior Notes due 2008 include the following:

•	failure to pay principal or interest when due under the notes

•	failure to comply with our covenants under the Indentures

•	commencing any proceeding for bankruptcy, insolvency or reorganization, and

•	default under any other indebtedness for borrowed money having an aggregate principal amount outstanding of at least $50 million, which default results in such indebtedness being declared due and payable prior to its maturity date.

      In the first quarter of 2002, we terminated our existing credit facility and replaced it with a new $150 million revolving credit facility. At December 31, 2001, there were no amounts borrowed under the then existing credit facility and we were in compliance with all covenants.

      The new facility is comprised of two commitments: $75 million under commitments available until March of 2005 and $75 million under commitments available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change.

      Under the new facility, we are required to maintain minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentinean operations and/or our Armour food business and the previously discussed $43.3 million impairment charge taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. This new facility also limits our ability, above certain amounts, to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and lease back transactions, place liens on properties and complete certain acquisitions without our lenders’ consent.

      The events of default under this new $150 million credit facility include the following:

•	failure to pay principal or interest when due

•	failure to comply with our covenants, representations and warranties under the credit agreement

•	default in the payment of, or failure to comply with our covenants relating to, other indebtedness with a principal amount outstanding of at least $15 million

•	default under any material contract which results in liabilities or damages in excess of $25 million

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	entry of a final, non-appealable judgment in excess of $25 million, and

•	a change in control of Dial.

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

      During the second quarter of 2000, we acquired three businesses for $120.4 million in cash and assumed liabilities of $1.3 million. The acquisitions included the Coast bar soap business in the United States, the Plusbelle hair care business in Argentina and the Zout stain remover business in the United States. During 2001, we made an additional $894,000 earnout payment for the Zout business due to the achievement of a specified level of gross sales of Zout product. The purchase price for Zout may increase if a specified level of gross sales of Zout products is achieved in each of the three years following the acquisition date.

      At December 31, 2001, we had $17.4 million invested in a money market account. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments. The fair value of our senior notes is estimated based upon quoted market prices. The fair value of our senior notes was $440.3 million at December 31, 2001.

      At December 31, 2001, and December 31, 2000, a total of 10,847,386 and 10,772,046 shares, respectively, were held in treasury.

     New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). There was no effect from adopting Statement No. 144 effective January 1, 2002, as required.

      In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of Statement No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to a new method of testing for impairment on an annual basis. We adopted Statement No. 142 effective January 1, 2002, as required and expect that its adoption will reduce annual amortization expense by approximately $7.6 million after tax. Pursuant to FAS No. 142, we also will record a $43.3 million after-tax impairment charge for Argentina in the first quarter of 2002. Argentina’s long-lived assets, including goodwill, were not impaired under FAS No. 121 on December 31, 2001.

      In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including coupons, rebates and free products. We adopted EITF 00-14 effective January 1, 2002. The implementation of this consensus requires us to change the way we classify certain sales incentives that were recorded as selling, general and administrative expenses. The cost of coupons and rebates, which was approximately $10.9 million in 2001, will be recorded as a reduction of net sales. The cost of free products, which was approximately $10.2 million in 2001, will be recorded as cost of products sold.

      In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. The Issue addresses the accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, which are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. This Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item.

      We recorded all of the consideration we provide to our customers to promote our products as trade promotion expense. Such costs include consideration and allowances given to customers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. For income statement purposes, we recorded all trade promotion expense as selling, general and administrative expense. We adopted EITF 00-25 effective January 1, 2002. The implementation of this consensus requires that most or all of the these types of trade promotion costs be recorded as a reduction of sales rather than as selling, general and administrative expenses. We expense these promotional activities in the period during which the related product ships. We incurred approximately $382.2 million of trade promotion expense in 2001. The following table reflects historical net sales of continuing operations by segment as adjusted for the reclassification of these marketing expenses as a reduction of sales:

	2001	2000	1999

Domestic Branded	$1,079,025	$965,086	$1,025,799
International	135,228	128,799	125,208
Commercial Markets and Other	55,921	57,510	64,186

Total	$1,270,174	$1,151,395	$1,215,193

      On February 19, 2002, we filed a Current Report on Form 8-K disclosing 2001 and 2000 quarterly historical net sales of continuing operations by segment as adjusted for the reclassification of these marketing expenses as a reduction of sales.

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

•	We are taking a number of steps designed to improve our operations and financial results, including the special charges taken in the third quarter of 2001 and the second and third quarters of 2000. We may not achieve the benefits that we expect from these measures, which could harm our cash flow from operations.

      We are taking a number of steps designed to improve our operations and financial results. For example, in the third quarter of 2001, we announced special charges totaling $11.8 million. These charges and changes to our business operations are expected to produce cost savings going forward. However, we cannot make any assurance that these charges or any of the changes made to our business operations will achieve the benefits that we expect. The expected timing, estimated costs of restructuring and special charges and the projected savings that will result from these charges are based upon management’s judgment in light of the circumstances and estimates at the time the judgments were made. Accordingly, the expected timing, estimated costs and projected savings for these charges may change as future events evolve, and the changes may be material.

•	We are considering selling substantial assets or the entire company. There can be no assurance that we will sell substantial assets or the entire company in the near future or at all. The uncertainty caused by our consideration of these alternatives could harm employee recruiting and retention and impair our relationships with our customers, suppliers and lenders.

      We are considering selling substantial assets, such as our Argentina operations or selected plants, or the entire company. In this regard, in August 2001, we announced that our Board believes that we may be best served by becoming a part of a larger enterprise. We cannot assure you that any transactions will occur or, if transactions do occur, that they will improve our operating results or financial condition or be on terms favorable to us. Moreover, the uncertainty created by this environment may adversely impact our ability to retain employees and our relationships with customers, suppliers and lenders.

•	We have recently developed and commenced sales of a number of new products which, if they do not gain widespread customer acceptance or if they cannibalize sales of existing products, could harm our efforts to improve our financial performance.

      We have introduced a number of new products in the soap, detergent and air freshener categories. In addition, we have committed to increase development efforts in our core brands. The development and introduction of new products involves substantial research, development and marketing expenditures, which we may be unable to recoup if our new products do not gain widespread market acceptance or we do not execute a product roll out effectively. In addition, if our new products merely cannibalize sales of our existing products, our financial performance would be harmed.

•	We may discontinue products or product lines, which could result in returns, asset write-offs and shut down costs.

      In the past, we have discontinued certain products and product lines, which resulted in returns from customers, asset write-offs, and shut down costs. We may suffer similar results in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand. Product returns, write-offs or shut down costs would reduce our cash flow and earnings.

•	As the result of a recent accounting pronouncement, our reported sales volumes will be lower than they otherwise would have been, which could potentially harm our credit rating and our ability to attract future financing.

      Beginning in the first quarter of 2002, the accounting rules regulating how we record net sales changed. We will be required to record most of our trade promotion, coupon and rebate costs as a reduction in our level of sales. We currently record most of our trade promotion, coupon and rebate costs as a selling, general and administrative expense. For 2001, we incurred approximately $393.1 million of trade promotion, coupon and rebate costs. Although all companies in our industry will face similar issues in modifying their accounting practices, and investors are on notice of these changes, decreased levels of our reported sales may cause investors, financial analysts and rating services to view us, and our industry as a whole, less favorably.

•	We face intense competition in a mature industry that may require us to increase expenditures and lower profit margins to preserve or maintain our market share. Unless the markets in which we compete grow substantially, a loss of market share will result in reduced sales levels and poorer operating results.

      Currently, 88% of our sales are generated in U.S. markets. U.S. markets for consumer products are mature and characterized by high household penetration, particularly with respect to our most significant product categories, including detergents and bar soaps. We may not be able to succeed in implementing our strategies to increase domestic revenues. Our unit sales growth in domestic markets will depend on increasing usage by consumers, product innovation and capturing market share from competitors.

      The consumer products industry, particularly the detergent, personal care and air freshener categories, is intensely competitive. To protect our existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and to introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits.

      Many of our competitors are large companies, including The Procter & Gamble Company, Lever Brothers Co., Colgate-Palmolive Company, and S.C. Johnson & Son, Inc., which have greater financial resources than we do. They have the capacity to outspend us in an attempt to take market share from us.

•	Price-cutting measures in response to competitive pressures could result in decreased profit margins.

      Consumer products, particularly those that are value-priced, are subject to significant price competition. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Any reduction in our prices to respond to these pressures would harm our profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

•	Providing price concessions or trade terms that are acceptable to our trade customers, or our failure to do so, could adversely affect our sales and profitability. In addition, reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect our sales.

      Because of the competitive environment facing retailers, we face pricing pressure from these customers. Many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions or better trade terms. These concessions or terms could reduce our margins. Further, if we are unable to maintain price or trade terms that are acceptable to our trade customers, they could increase product purchases from our competitors, which would harm our sales and profitability. In addition, from time to time our retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by our retail customers would harm our operating results. In particular, consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely impact our results of operations. Our performance is also dependent upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of retailers, including the ongoing bankruptcy proceedings involving Kmart.

•	Loss of our principal customers could significantly decrease our sales and profitability.

      Our top ten customers accounted for 50%, 46% and 49% of net sales in 2001, 2000 and 1999 respectively. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 24% of net sales in 2001, 20% of net sales in 2000, and 20% of net sales in 1999. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers could harm our sales and profitability.

•	Price increases in certain raw materials or energy costs could erode our profit margins, which would harm our operating results.

      Increases in the prices of certain raw materials or increases in energy costs could significantly impact our profit margins. Paper, fats and oils, detergent chemicals and meat have the most significant impact on our costs. Tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.09 and $0.25 per pound from January 1, 1997, to December 31, 2001. Recently, the price of tallow has been trading at the lower end of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases. In addition, because our competitors use less tallow in their soap products, increases in tallow prices would adversely impact us more than our competitors. For the first nine months of 2002, we have entered into an agreement with our supplier that fixes the price we pay for tallow.

•	We have made, and may continue to make, acquisitions that prove unsuccessful or strain or divert our resources.

      We have made several acquisitions and may make additional acquisitions or substantial investments in complementary businesses or products in the future. All of the acquisitions and investments described above entailed, and any future acquisitions or investments would entail, various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could harm our financial results. Any future acquisitions or investments could result in substantial cash expenditures, and the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not they are ultimately completed, could divert the attention of our management and our other resources from other issues that are more critical to our operations.

•	The FDA could impose standards that negatively impact our ability to market some of our products as antibacterial, which could result in compliance costs and could make our products less attractive to our customers.

      Since the 1970s, the Food and Drug Administration has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. We use the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, and emphasize the antibacterial properties of our soap products in our marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require us to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in its products, all of which could make our products less attractive to customers and could seriously harm our business.

•	Our international business exposes us to currency fluctuations, limitations on foreign investment, import/ export controls, and unstable governments and legal systems, which could harm our sales, cash flows and stockholders’ equity.

      In 2001, 12% of our sales were generated outside U.S. markets. To date, our international acquisitions and joint ventures have not yielded the benefits we had anticipated. Further, these operations involve exposure to currency fluctuations, limitations on foreign investment, import/export controls, unstable governments and legal systems, and the additional expense and risks inherent in operating in geographically and culturally diverse locations, which could harm our sales, cash flows and stockholders’ equity. For example, we expect that our sales, financial results and stockholders’ equity in 2002 will be adversely impacted by the recent currency devaluation and economic deterioration in Argentina.

•	We could become the subject of adverse publicity or product recalls that negatively impact our operations.

      Adverse publicity regarding our products could impact the sales of our products. Some news broadcasts by major U.S. television and radio networks have focused on the use of antibacterial agents to kill germs on various surfaces. Triclosan, the active ingredient in Liquid Dial, also has been a focus of these broadcasts. Although none of the broadcasts disputed that Triclosan kills germs on the skin, some third party experts did question whether it provides any additional protection beyond that provided by non-antibacterial soap products. Although we have test results that we believe prove that Triclosan provides consumers with additional protection in limiting exposure to bacteria-related diseases, we cannot assure you that our Triclosan products, or other products, will not be the subject to adverse publicity in the future.

      From time to time, consumer product companies, including Dial, have had to recall certain products for various reasons. The costs of recall or other related liabilities could materially lower our profit margins. Adverse publicity regarding any product recalls also could depress our sales.

      In addition, we share the use of the Armour trademark for food products with ConAgra Inc., the manufacturer of Armour-branded non-canned meat products. Accordingly, we face the added risk that consumer preferences and perceptions with respect to any of our Armour products may be influenced by adverse publicity affecting any of the Armour-branded products of ConAgra, Inc.

•	We may incur unexpected expenses due to environmental, health or safety matters.

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we currently do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, five of which are currently active. In addition, in 1999 and in prior years we used nonlyphenol ethoxylate as an ingredient in our liquid and powder detergent products. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from nonlyphenol ethoxylate. As of December 31, 2001, we have accrued in our financial statements approximately $1.4 million in reserves for expenses related to environmental matters. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

•	Loss of key managerial personnel could negatively impact our operations.

      Our operation requires managerial expertise. Of our current key personnel, only our chief executive officer has an employment contract with us. We cannot assure you that any of our key employees will remain employed by us. If we lose any of our key personnel, our business could suffer.

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

      Our use of financial instruments is limited to purposes other than trading and primarily includes management of interest rate and commodity expense. We may use financial instruments for the management of interest rate, foreign currency or other risks in the future.

Interest Rate Risk

      At December 31, 2001, we had $445.3 million in long-term debt outstanding, comprised of $200 million ($198.5 million net of issue discount) in 6.5% bonds due 2008, and $250 million ($246.8 million net of issue discount) in 7.0% bonds due 2006. Both bonds have fixed interest rates to maturity.

      We entered into two interest rate swaps which together are designated as fair market value hedges of the $250 million 7.0% bonds. The interest rate swaps have a total notional amount of $250 million. Under the terms of the swaps, we receive fixed payments equal to 7% of the notional amount, paid semi-annually. We make floating payments equal to 6 month LIBOR plus 182 basis points on the notional amount, paid semi-annually. The floating rate resets each February 15 and August 15, using the 6-month LIBOR rate on the day of the reset. At December 31, 2001, the floating rate for the interest rate swaps was approximately 5.36%. On February 15, 2002, the floating interest rate reset to 3.85%.

      The interest rate swaps do subject us to the risk of changes in LIBOR based interest rates. Each 50 basis point change in the interest rate swaps floating rate changes our pre-tax interest expense by $1.3 million. At December 31, 2001, the interest rate swaps had a fair market gain associated with them of $1.3 million.

Foreign Currency

      We are subject to exposure from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/ Canadian Dollar, U.S. Dollar/ Mexican Peso and U.S. Dollar/ Argentine Peso.

      Historically, the Argentinean Peso’s value has been “pegged” by the Argentinean government as equal to the U.S. Dollar. However, in late December 2001, the Argentine government declared strict limitations on bank withdrawals, effectively blocking all convertibility of Argentine Pesos to US Dollars at December 31, 2001. On January 11, 2002, trading resumed under the new Argentine government policy of a dual exchange rate: 1.4 Argentine Pesos/US Dollar for large commercial import and export transactions and a free floating rate for all other transactions. The average of the high and the low of the free-floating rate on January 11, 2002 was 1.61 Argentine Pesos/ U.S. Dollar. This rate was used to translate our investment in Argentina at December 31, 2001, resulting in a $62.2 million reduction in equity from the cumulative currency translation adjustment.

      On February 12, 2002, the Argentine government abandoned the dual exchange rate and allowed the Argentine Peso to float freely against other currencies. Each 10% change in the Argentine Peso/ U.S. Dollar exchange rate from the 1.61 Argentine Peso/ U.S. Dollar rate used at December 31, 2001, would result in a foreign currency translation gain or loss of approximately $100,000 before tax. A 10% change in the exchange rate would also reduce our investment in Argentina by $9.2 million, which would be reflected as a currency translation adjustment in our stockholders’ equity.

      At December 31, 2001, one U.S. Dollar was worth 1.593 Canadian Dollars. For the year ended December 31, 2001, the U.S. Dollar/ Canadian Dollar exchange rate fluctuated between a high of $1.00/ C$1.604 to $1.00/ C$1.493. If there were a 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar from those at December 31, 2001 we would have a foreign currency translation gain or loss of approximately $650,000 before tax.

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

      We do utilize financial derivatives to fix the price of a portion of the raw material component of the cardboard boxes and plastic bottles we use in our business. At December 31, 2001, we had contracts in place to fix the price of 1,666 tons monthly of cardboard and 1.25 million tons monthly of high-density polyethylene for all of 2002. However, at December 31, 2001, the counter party of these contracts was in default under the agreements and we subsequently terminated them. At December 31, 2001, the contracts had an aggregate fair market loss associated with them of approximately $250,000.

Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, beginning in 1999, participants can defer a portion of their compensation into Dial stock units. For deferrals made in 1999, 2000 and 2001, deferred compensation due to participants is included on the balance sheet in stockholders’ equity under the caption “Employee Benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The trust is also included on the balance sheet in stockholders’ equity under the caption “Employee Benefits”.

      For deferrals made in 1998, deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the captions “Pension and other benefits” and “Other liabilities”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with us as the beneficiary. The policies have cash surrender value that accrue tax-free earnings largely based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses are included on the balance sheet as an asset under the caption “Other assets.”  To the extent that the return on Dial shares is different from that of the S&P 500, income or expense is generated by the 1998 plan.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements as of December 31, 2001, and for each of the fiscal years in the three-year period ended December 31, 2001, together with related notes and the report of Deloitte & Touche LLP are set forth on the following pages.

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

Herbert M. Baum	Conrad A. Conrad
Chairman, President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of

Directors of The Dial Corporation:

      We have audited the accompanying consolidated balance sheets of The Dial Corporation as of December 31, 2001, and 2000, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the three fiscal years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corporation as of December 31, 2001, and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Phoenix, Arizona
January 24, 2002, except for Note 12, as
     to which the date is March 27, 2002

THE DIAL CORPORATION

CONSOLIDATED BALANCE SHEET

	As of December 31

	2001	2000

	(In thousands, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$29,414	$6,733
Receivables, less allowance of $5,131 and $5,574	94,189	136,041
Inventories	129,977	144,806
Deferred income taxes	23,412	16,573
Income tax receivable	12,567	—
Current assets of discontinued operation	—	80,932
Other current assets	9,492	3,403

Total current assets	299,051	388,488
Property and equipment, net	252,957	294,924
Deferred income taxes	49,817	48,623
Intangibles, net	403,811	421,744
Non-current assets of discontinued operation	—	205,620
Other assets	18,480	33,318

	$1,024,116	$1,392,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$98,952	$128,093
Short-term borrowings	—	125,776
Income taxes payable	—	10,746
Current liabilities of discontinued operation	—	30,399
Other current liabilities	151,630	110,587

Total current liabilities	250,582	405,601
Long-term debt	445,341	469,271
Pension and other benefits	239,286	217,035
Other liabilities	7,029	6,903

Total liabilities	942,238	1,098,810

Commitments and contingencies (Notes 16 and 20)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 105,712,924 and 105,679,849 shares issued	1,057	1,057
Additional capital	420,611	402,024
Retained income	6,736	153,600
Accumulated other comprehensive loss	(75,502)	(3,465)
Employee benefits	(55,542)	(45,128)
Treasury stock, 10,847,386 and 10,772,046 shares held	(215,482)	(214,181)

Total stockholders’ equity	81,878	293,907

	$1,024,116	$1,392,717

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31

	2001	2000	1999

	(In thousands, except per share data)
Net sales	$1,663,328	$1,522,274	$1,580,702

Costs and expenses:
Cost of products sold	826,625	771,193	773,570
Asset writedowns and discontinued product inventories as a result of special charges	10,388	10,519	—

Total cost of products sold	837,013	781,712	773,570

Selling, general and administrative expenses	667,452	603,527	588,438
Special charges and other asset writedowns	330	7,417	—

	667,782	610,944	588,438

Total costs and expenses	1,504,795	1,392,656	1,362,008

Operating income	158,533	129,618	218,694
Interest and other expenses	(47,990)	(50,306)	(32,712)
Net income (loss) of joint ventures (including special charges of $30,471 in 2000)	2,990	(37,615)	(1,347)
Other income — gain on special items	—	9,243	—

Income from continuing operations before income taxes	113,533	50,940	184,635
Income taxes	43,690	16,650	64,689

Income from continuing operations	69,843	34,290	119,946
Discontinued operation:
Loss from operation of discontinued Specialty Personal Care segment, net of income tax	(3,691)	(45,298)	(3,180)
Loss on disposal of discontinued Specialty Personal Care segment, net of income tax	(198,403)	—	—

Total loss from discontinued operation	(202,094)	(45,298)	(3,180)

NET INCOME (LOSS)	$(132,251)	$(11,008)	$116,766

Basic net income (loss) per common share:
Income from continuing operations	$0.76	$0.37	$1.22
Loss from discontinued operation	(2.21)	(0.49)	(0.03)

NET INCOME (LOSS) PER SHARE — BASIC	$(1.45)	$(0.12)	$1.19

Diluted net income (loss) per common share:
Income from continuing operations	$0.76	$0.37	$1.20
Loss from discontinued operation	(2.21)	(0.49)	(0.03)

NET INCOME (LOSS) PER SHARE — DILUTED	$(1.45)	$(0.12)	$1.17

Weighted average basic shares outstanding	91,451	92,237	98,255
Weighted average equivalent shares	—	—	1,810

Weighted average diluted shares outstanding	91,451	92,237	100,065

NET INCOME (LOSS)	$(132,251)	$(11,008)	$116,766
Other comprehensive income (loss):
Foreign currency translation adjustment	(60,146)	(370)	295
Minimum pension liability adjustment, net of tax	(11,891)	(244)	5,803

Other comprehensive income (loss)	(72,037)	(614)	6,098

COMPREHENSIVE INCOME (LOSS)	$(204,288)	$(11,622)	$122,864

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31

	2001	2000	1999

	(In thousands)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)	$(132,251)	$(11,008)	$116,766
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Discontinued operation, net of tax	202,094	45,298	3,180
Depreciation	40,089	39,708	30,631
Amortization	9,970	8,298	6,381
Deferred income taxes	(2,607)	1,876	4,084
Special charges and asset writedowns	11,787	48,407	—
Gain on special items	—	(9,243)	—
Change in operating assets and liabilities:
Receivables	28,945	16,978	(16,044)
Inventories	9,466	824	(23,618)
Trade accounts payable	(23,668)	6,559	4,157
Income taxes payable	(25,950)	(33,579)	33,946
Other assets and liabilities, net	41,552	11,452	(12,274)

Net cash provided by operating activities	159,427	125,570	147,209

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures	(31,340)	(42,088)	(62,495)
Investment in and loans to joint ventures	—	(13,490)	(11,811)
Acquisition of businesses, net of cash acquired	(881)	(119,152)	—
Proceeds from disposition of discontinued operation	8,000	—	—
Investment in and transfers from discontinued operation	46,345	(13,728)	(17,902)
Proceeds from sale of assets	2,305	10,958	—

Net cash provided (used) by investing activities	24,429	(177,500)	(92,208)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net change in long-term debt	(23,930)	168,320	20,648
Common stock purchased for treasury	—	(83,144)	(100,216)
Net change in short-term bank loans	(125,776)	65,613	49,874
Dividends paid on common stock	(14,613)	(25,762)	(31,407)
Cash proceeds from stock options	3,370	874	18,158
Net change in receivables sold	—	(73,177)	(16,823)

Net cash provided (used) by financing activities	(160,949)	52,724	(59,766)

Effects of foreign exchange rate changes on cash	(226)	—	—

Net increase (decrease) in cash and cash equivalents	22,681	794	(4,765)
Cash and cash equivalents, beginning of year	6,733	5,939	10,704

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,414	$6,733	$5,939

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock					Common	Other
			Additional	Retained	Employee	Stock in	Comprehensive
	Shares	Amount	Capital	Income	Benefits	Treasury	Income (loss)	Total

	(In thousands)
Balance, December 31, 1998	104,355	$1,044	$450,767	$105,011	$(129,111)	$(28,537)	$(8,949)	$390,225
Exercise of stock options	1,007	10	13,269		15,662	(1,469)		27,472
Common stock purchased for treasury						(100,216)		(100,216)
Dividends on common stock				(31,407)				(31,407)
Change in employee benefits	119	1	(15,059)		17,647	(256)		2,333
Net income				116,766				116,766
Other comprehensive income							6,098	6,098

Balance, December 31, 1999	105,481	1,055	448,977	190,370	(95,802)	(130,478)	(2,851)	411,271
Exercise of stock options	57	1	359		630	(116)		874
Common stock purchased for treasury						(83,144)		(83,144)
Dividends on common stock				(25,762)				(25,762)
Change in employee benefits	142	1	(47,312)		50,044	(443)		2,290
Net loss				(11,008)				(11,008)
Other comprehensive loss							(614)	(614)

Balance, December 31, 2000	105,680	1,057	402,024	153,600	(45,128)	(214,181)	(3,465)	293,907
Exercise of stock options			(1,381)		4,926	(175)		3,370
Common stock purchased for treasury Dividends on common stock				(14,613)				(14,613)
Change in employee benefits	33		19,968		(15,340)	(1,126)		3,502
Net loss				(132,251)				(132,251)
Other comprehensive loss							(72,037)	(72,037)

Balance, December 31, 2001	105,713	$1,057	$420,611	$6,736	$(55,542)	$(215,482)	$(75,502)	$81,878

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

      On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. The financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the SPC business as a discontinued operation. The historical results of operations of the SPC business up to its date of disposition and the estimated loss on the sale of SPC are reported as a discontinued operation in the accompanying consolidated financial statements.

      On August 3, 2001, we announced that our Board of Directors had reviewed our options as a company and decided that our long-term interests and those of our shareholders would be best served if we were part of a larger enterprise. In this regard, although we will continue to focus on improving our operating results as a standalone company, the Board believes that we should concurrently explore opportunities to become part of a larger company. No time constraints have been set for any transaction, and any decision regarding any potential transactions will be based upon the best interests of our shareholders. Accordingly, there is no assurance that any sale, merger or other transactions involving Dial or any of its businesses will occur in the near future or at all.

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

      Use of Estimates. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include assumptions used to determine reserves for sales incentives, assumptions used in measuring long-lived assets for impairment, assumptions used to value deferred tax assets and assumptions used to determine other reserves and allowances, which consist primarily of reserves for discontinued operations, self insurance and environmental.

      Revenue Recognition. Sales are recorded at the time products are shipped to customers and title passes. Sales discounts are recorded at the time of shipment.

      Major Customers. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 24%, 20%, and 20% of net sales in 2001, 2000 and 1999, respectively. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers could harm our sales and profitability.

      In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. We sell products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc., but also sell products to Kmart directly. As of January 22, 2001, the date on which Kmart filed for bankruptcy protection, our exposure for amounts owed to us by Kmart directly and by Fleming for products sold to Kmart was approximately $0.5 million. Fleming has been approved as a critical vendor for Kmart and it is our understanding that Fleming is receiving timely payment from Kmart for sales made after the date that Kmart filed for bankruptcy protection. In addition, we believe that the amounts we owe to Kmart exceed the balance Kmart owes us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      It is currently expected that Kmart will close approximately 300 stores in its effort to emerge from bankruptcy. We currently believe that these store closings could have an adverse effect on our sales until the inventories from closed stores are sold or liquidated and trade inventories for our products return to normal levels. The situation could be worse than expected if the number of actual store closings exceeds current estimates. No assurances can be given concerning the impact Kmart’s bankruptcy will have on our future sales and operating results.

      Net domestic sales to the food and mass channels represent 79.0%, 78.9%, and 81.3% of our domestic sales in 2001, 2000, and 1999.

      Marketing and Research and Development Costs. All expenditures for marketing and research and development are charged against earnings in the period incurred and are reported in the Statement of Consolidated Operations under the caption “Selling, general and administrative expenses.” Our internal and external research and development expenditures totaled approximately $14.3 million, $12.2 million and $10.1 million in 2001, 2000, and 1999. Marketing costs include the costs of advertising and various consumer-related marketing programs.

      Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

      Inventories. Inventories are stated at the lower of cost (first in, first out and average cost methods) or market.

      Long-Lived Assets. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, we evaluate the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets and their eventual disposition. Goodwill from acquisitions related to a group of assets being evaluated for impairment is included in the evaluation. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. For assets to be disposed of, we report long-lived assets at the lower of the carrying amount or fair value less cost to sell. Please refer to New Accounting Pronouncements of this footnote for further detail.

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings	2% to 5%
Machinery and other equipment	5% to 33%
Leasehold improvements	Lesser of lease term or useful life

      Intangibles. Intangibles are carried at cost less accumulated amortization. Intangibles that arose prior to November 1, 1970, have not been amortized. Goodwill arising on or after November 1, 1970, was amortized on the straight-line method over the periods of expected benefit but not in excess of 40 years. Other intangible assets, including trademarks, patents and customer lists, are amortized over useful lives ranging from 10 to 40 years.

      Effective January 1, 2002, goodwill and other intangibles with indefinite lives will cease to be amortized. Goodwill and intangible assets with definite lives, primarily consisting of patents, will continue to be amortized on the straight-line method over the periods of expected benefit. Intangible assets with indefinite lives will be analyzed for impairment on an annual basis. Please refer to New Accounting Pronouncements of this footnote for further detail.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net Income (Loss) Per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust are not considered outstanding for net income (loss) per share calculations until the shares are released from the Trust, primarily in the event of stock option exercise.

      At December 31, 2001, there were 105,712,924 shares of common stock issued and 94,865,538 shares outstanding. At December 31, 2001, and December 31, 2000, a total of 3,175,315 and 3,654,344, respectively, of the issued shares were held by the Employee Equity Trust. At December 31, 2001, and December 31, 2000, a total of 10,847,386 and 10,772,046 shares of common stock, respectively, were held in treasury.

      In addition to common stock, we are authorized to issue 10,000,000 shares of preferred stock, par value of $.01 per share, none of which has been issued.

      New Accounting Pronouncements. In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes Statement No. 121. There was no effect from adopting Statement No. 144 effective January 1, 2002, as required. Statement No. 144 retains the requirements of Statement No. 121 to evaluate the recoverability of property and equipment and intangibles with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the undiscounted future net cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. Assets to be disposed of would be reported at the lower of the carrying amount or fair value, less cost to sell.

      In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of Statement No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to a new method of testing goodwill for impairment on an annual basis. We adopted Statement No. 142 effective January 1, 2002, as required and expect that its adoption will reduce annual amortization expense by approximately $7.6 million after tax. Pursuant to FAS No. 142, we also will record a $43.3 million after-tax impairment charge for Argentina in the first quarter of 2002. Argentina’s long-lived assets, including goodwill, were not impaired under FAS No. 121 on December 31, 2001.

      In May 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 00-14, “Accounting for Certain Sales Incentives”. This issue addresses the recognition, measurement, and income statement classification for certain sales incentives, including coupons, rebates and free products. We adopted EITF 00-14 effective January 1, 2002. The implementation of this consensus requires us to change the way we classify certain sales incentives that were recorded as selling, general and administrative expenses. The cost of coupons and rebates, which was approximately $10.9 million in 2001, will be recorded as a reduction of net sales. The cost of free products, which was approximately $10.2 million in 2001, will be recorded as cost of products sold.

      In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. The Issue addresses the accounting and income statement classification of costs, other than those directly addressed in Issue 00-14, which are incurred by a vendor (typically a manufacturer or distributor) to or on behalf of a customer (typically a retailer) in connection with the customer’s purchase or promotion of the vendor’s products. This Issue addresses the recognition and measurement of such costs and whether a vendor should classify such costs in its income statement when incurred as a reduction of revenues or as an expense item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We recorded all of the consideration we provide to our customers to promote our products as trade promotion expense. Such costs include consideration and allowances given to customers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. For income statement purposes, we recorded all trade promotion expense as selling, general and administrative expense. We adopted EITF 00-25 effective January 1, 2002. The implementation of this consensus requires that most or all of the these types of trade promotion costs be recorded as a reduction of sales rather than as selling, general and administrative expenses. We expense these promotional activities in the period during which the related product ships. We incurred approximately $382.2 million of trade promotion expense in 2001. The following table reflects historical net sales of continuing operations by segment as adjusted for the reclassification of these marketing expenses as a reduction of sales:

	2001	2000	1999

Domestic Branded	$1,079,025	$965,086	$1,025,799
International	135,228	128,799	125,208
Commercial Markets and Other	55,921	57,510	64,186

Total	$1,270,174	$1,151,395	$1,215,193

      Derivative Financial Instruments. Effective January 1, 2001, we adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and forward purchase contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on our operating results or financial condition. Our use of financial instruments is limited to purposes other than trading and includes the management of interest rate risk, employee benefits and commodity expense. The financial impacts of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged. We may use financial instruments for the management of foreign currency or other risks in the future.

      Reclassifications. Certain reclassifications of prior years’ amounts have been made to conform with the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Special Charges

     2001 Special Charges

      On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico City manufacturing facility. We recorded $11.8 million ($10.2 million after tax or $0.11 per share) related to these special charges. The activity relating to the 2001 Special Charges is summarized below:

			Amount
	2001		Charged	Ending
	Total	Cash Spent	Against	Reserves at
	Charges	During 2001	Assets	12/31/01

	(In thousands)
Employee separations	$2,490	$(1,667)	$—	$823
Asset writedowns and discontinued product inventories	4,301	—	(4,301)	—
Other exit costs	4,996	(617)	(2,798)	1,581

Total	$11,787	$(2,284)	$(7,099)	$2,404

      For income statement purposes, $11.2 million of the special charge is included in Asset writedowns and discontinued product inventories as a result of special charges and $0.6 million is included in Special charges and other asset writedowns.

      The employee separation charges relate to severance packages for 64 manufacturing employees in the United States, 7 manufacturing employees in Argentina and 69 manufacturing and 33 general, selling and administrative employees in Mexico. The predominately involuntary packages were based on salary levels and past service and were recorded upon acceptance of the package.

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

      We expensed the $2.8 million cumulative currency translation adjustment previously recorded to other comprehensive income in the stockholders’ equity that related to our Mexico operations.

     2000 Special Charges

      On June 28, 2000 and on October 18, 2000, we announced special charges related to the Specialty Personal Care business, the Dial/ Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. Excluding the Specialty Personal Care portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $48.4 million ($34.1 million after tax or $0.37 per share) during 2000. We reversed $1.1 million in charges to net income with respect to these special charges in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Amount
	2000		Charged	Ending
	Total	Cash Spent	Against	Reserves at
	Charges	During 2000	Assets	12/31/00

	(In thousands)
Employee separations	$7,227	$(4,315)	$—	$2,912
Asset writedowns and discontinued product inventories	9,615	—	(9,314)	301
Other exit costs	1,093	(95)	(342)	656
Joint ventures — special charges	30,472	—	(30,472)	—

Total	$48,407	$(4,410)	$(40,128)	$3,869

			Amount
	Ending		Charged		Ending
	Reserves at	Cash Spent	Against	Charges	Reserves at
	12/31/00	During 2001	Assets	Reversed	12/31/01

	(In thousands)
Employee separations	$2,912	$(1,705)	$—	$(259)	$948
Asset writedowns and discontinued product inventories	301	(301)	552	(552)	—
Other exit costs	656	(398)	—	(258)	—
Joint ventures — special charges	—	—	—	—	—

Total	$3,869	$(2,404)	$552	$(1,069)	$948

      For income statement purposes, $10.5 million of the special charge was included in Asset writedowns and discontinued product inventories as a result of special charges, $7.4 million is included in Special charges and other asset writedowns and $30.5 million is included in Net earnings (loss) of joint ventures during 2000. In 2001, $0.8 million of the special charges reversed were included in Asset writedowns and discontinued product inventories as a result of special charges and $0.3 million is included in Special charges and other asset writedowns.

      We recorded employee separation charges related to severance packages for three prior executive officers who left Dial, 80 manufacturing employees in the United States, 5 sales employees located in Argentina and 118 others, primarily selling and administrative employees in the United States, Mexico and Argentina. The executive severance charges were recorded based either on contractual agreements or in accordance with Dial policies. The remaining severance charges were predominately involuntary packages and are based on salary levels and past service and were recorded upon acceptance of the package.

      We recorded accelerated depreciation on the Bristol, Pennsylvania plant during 2000 for assets that were taken out of service prior to the end of their normal service life. Accordingly, we changed the estimated useful lives of such assets, resulting in accelerated depreciation. We also wrote down the carrying value of this plant and certain other assets by approximately $5.4 million.

      The remaining reserve for employee separations will be paid through 2002. Cash requirements for the special charges will be funded from normal operations.

Note 4.     Acquisition of Businesses

      During the second quarter of 2000, we acquired three businesses for $120.4 million in cash and assumed liabilities of $1.3 million. The acquisitions included the Coast® bar soap business in the United States, the Plusbelle® hair care business in Argentina and the Zout® stain remover business in the United States. During 2001 we made an additional $894,000 earnout payment for the Zout business due to the achievement of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified level of gross sales of Zout product. The purchase price for Zout may increase again if a specified level of gross sales of Zout product is achieved in each of the next two years.

      The Coast, Plusbelle and Zout acquisitions were accounted for using the purchase method of accounting. A portion of the purchase prices have been allocated to assets acquired of $13.1 million and liabilities assumed of $1.3 million based on estimated fair values at the date of acquisition while the balance of $107.3 million was recorded as goodwill amortizable over 40 years. This amortization will cease beginning in 2002 upon the adoption of FAS No. 142.

      The results of operations of the acquired businesses were included in our consolidated results of operations from their respective acquisition dates. The total combined net sales of these acquisitions, from their respective acquisition dates through the end of 2000, was $67.2 million.

Note 5.     Discontinued Operation

      On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels and Nature’s Accents® brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit losses. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to closing.

      As consideration for the sale, we received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. As of December 31, 2001, the $4.0 million in promissory notes had not been recorded by us because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we will record the $2.0 million plus interest received as a reduction of the loss recognized on the sale of the SPC business.

      As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and is expected to result in continuing cash savings into the first and second quarters of 2002. The income tax receivable at December 31, 2001 primarily relates to the tax benefit from the loss on the sale of SPC. The loss on the sale of SPC is primarily comprised of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $75.9 million in capital losses for which no tax benefits were provided. We will realize benefits from this capital loss only to the extent that we generate capital gains in the future.

      The results of the discontinued SPC business are as follows, in thousands:

	2001	2000	1999

Net Sales	$31,077	$116,266	$140,864
Operating loss	(4,811)	(70,277)	(3,552)
Net loss	(202,094)	(45,298)	(3,180)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assets and liabilities of the discontinued SPC business consisted of the following at December 31, in thousands:

2000

Cash and cash equivalents	$111
Receivables	32,128
Inventories	17,978
Deferred income taxes	2,337
Income taxes receivable	28,045
Other current assets	333

Current assets of discontinued operation	$80,932

Property and equipment, net	$6,103
Deferred income taxes	6,802
Intangibles, net	192,715
Other non-current assets	—

Non-current assets of discontinued operation	$205,620

Trade accounts payable	$11,608
Other current liabilities	18,791

Current liabilities of discontinued operation	$30,399

      As of December 31, 2001, our balance sheet included approximately $1.2 million in net receivables, $6.8 million in trade accounts payable and $19.0 million in accrued liabilities, sales returns, lease obligations and other exit costs related to the SPC business that were not assumed by the purchaser as a result of the sale.

      The financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the SPC business as a discontinued operation.

Note 6.     Dial/ Henkel Joint Venture

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each own 50% of this joint venture. This joint venture was formed to develop and market a range of enhanced laundry products in North America. In 1999, this joint venture acquired the Custom Cleaner home dry cleaning business and launched the Purex Advanced laundry detergent line.

      In March 2000, we formed another joint venture with Henkel named Dial/ Henkel Mexico S.A. de C.V. Henkel owned 51% and Dial owned 49% of this joint venture. This joint venture was formed primarily to develop and market consumer detergent and household cleaning products in Mexico. In May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado, S.A. de C.V., a manufacturer and marketer or consumer detergents and household cleaning products in Mexico.

      During the third quarter of 2000, the Dial/ Henkel LLC joint venture decided to discontinue operations of Purex Advanced. As a result, Purex Advanced has been reflected as a discontinued operation within the joint venture financial statements with all current year operating losses prior to the measurement date, which was September 29, 2000, reflected as Loss from operations of Purex Advanced and additional disposal costs included in Earnings (loss) on disposal of Purex Advanced. Our portion of the loss on disposal of Purex Advanced is $12.6 million and is included in the special charge portion of the Net loss of joint ventures on our books. This charge consisted of recording inventory at net realizable value and recording reserves for expected returns and deductions by joint venture customers. In addition, we recorded a charge of $5.4 million to write down to net realizable value the fixed assets used to manufacture Purex Advanced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 2000, the Dial/ Henkel LLC joint venture recorded a $15 million special charge relating to the Custom Cleaner business. This charge consisted of recording inventory at net realizable value and writing down impaired goodwill and deferred tax assets. Our share of this charge was $7.5 million and is included on our books in the special charge portion of the Net loss of joint ventures.

      In December 2000, we sold our interest in the Dial/ Henkel Mexico joint venture to Henkel for $18.9 million, and recorded a $5.0 million loss as part of the previously announced special charges. In 2000, the Dial/ Henkel Mexico joint venture had $32.7 million in sales and our share of the operating loss was $0.5 million.

      In the third quarter of 2001, Dial/ Henkel LLC discontinued the Custom Cleaner home dry cleaning business.

      We account for our investments in the joint ventures under the equity method of accounting. Our $3.0 million share of the joint venture’s net income in 2001 resulted primarily from lower than expected exit costs associated with the discontinued Purex Advanced business, offset in part by exit costs related to the discontinuation of the Custom Cleaner business in the third quarter of 2001. In 2000, the two Dial/ Henkel joint ventures resulted in net losses to us of $7.1 million excluding special charges and $37.6 million including special charges. These results are detailed below, in thousands for the years ending December 31:

	2001	2000	1999

Joint Ventures
Loss from operations from Dial/ Henkel Mexico joint venture	$—	$(1,714)	$—
Loss from operations of Purex Advanced	(197)	(27,258)	(3,187)
Income (loss) on disposal of Purex Advanced	2,391	(12,566)	—
Income (loss) from operations of Custom Cleaner	1,138	(22,428)	(1,462)
Loss on disposal of Custom Cleaner	(9,899)	—	—

Net loss of Joint Ventures	$(6,567)	$(63,966)	$(4,649)

Dial
Loss on dissolution of Dial/ Henkel Mexico joint venture	$—	$(4,989)	$—
Loss from operations from Dial/ Henkel Mexico joint venture	—	(519)	—
Earnings (loss) from operations of Purex Advanced	400	(2,386)	(616)
Special charge from Purex Advanced	1,116	(12,566)	—
Write-down of fixed assets	—	(5,415)	—
Earnings (loss) on operations of Custom Cleaner	734	(4,239)	(731)
Special charge from Custom Cleaner	—	(7,501)	—
Gain on write-off of investment in joint venture	740	—	—

Net earnings (loss) of joint ventures (including special charges of $30,471 recorded in 2000)	$2,990	$(37,615)	$(1,347)

      The joint venture agreement provided for a monthly marketing, sales and administrative fee, a trademark fee and a tolling fee to be paid to us. A monthly technology fee was paid to Henkel. In addition, Henkel paid a disproportionate share of the marketing expenses of Purex Advanced incurred by the joint venture.

Note 7.	Other Income — Gain on Special Items

      During the second quarter of 2000, we sold the Dial Center for Innovation (“DCI”), formerly known as the Dial Technical and Administration Center, and accompanying 23-acre parcel in Scottsdale, Arizona to an unrelated third party developer for a purchase price of $15.3 million. At that time, we entered into an operating lease with this third party for the existing DCI building pending construction of a new DCI building.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also entered into an operating lease with an initial term of 15 years for a new DCI building that may be constructed on an 11-acre portion of the 23-acre parcel. We have accounted for the land portion of this transaction as a sale and leaseback transaction in accordance with Statement of Accounting Standards No. 98, Accounting for Leases. The land and building have been removed from our consolidated balance sheet and a gain of $6.7 million related to the sale of land was recognized in the second quarter of 2000. In the fourth quarter of 2000, we amended our agreements with the developer and opted not to commit to constructing a new DCI building. We paid the third party $4.2 million and, in return, our obligation to construct a new building was replaced with an exclusive option to construct a new DCI building. This option expires on June 30, 2003. If we elect to construct a new DCI building before this option expires, a portion of the $4.2 million paid to the developer will be credited to the construction costs of the new DCI building. In addition, the lease on our existing DCI building was extended to August 2007 and the annual rent was increased to approximate a fair value rent. As a result of these lease modifications, a $2.0 million charge was recognized in the fourth quarter of 2000.

      During 2000, we recorded a $4.6 million curtailment gain resulting from changes to retiree medical plan benefits.

Note 8.	Inventories

      Inventories consisted of the following at December 31, in thousands:

	2001	2000

Raw materials and supplies	$30,891	$37,460
Work in process	9,295	8,388
Finished goods	89,791	98,958

	$129,977	$144,806

Note 9.	Property and Equipment

      Property and equipment consisted of the following at December 31, in thousands:

	2001	2000

Land	$7,862	$11,038
Buildings and leasehold improvements	86,644	106,765
Machinery and other equipment	443,385	446,920
Construction in progress	19,000	38,420

	556,891	603,143
Less accumulated depreciation	(303,934)	(308,219)

	$252,957	$294,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Intangibles

      Intangibles consisted of the following at December 31, in thousands:

	2001	2000

Goodwill	$432,847	$448,736
Trademarks and patents	55,624	58,824
Other intangibles	8,760	972

	497,231	508,532
Less accumulated amortization	(93,420)	(86,788)

	$403,811	$421,744

      FAS No. 142 establishes a new method of testing goodwill and other intangible assets with indefinite lives for impairment. We adopted Statement No. 142 effective January 1, 2002, as required and expect that its adoption will result in an impairment charge for Argentina from the change in accounting principle of $43.3 million after tax in the first quarter of 2002.

Note 11.	Other Current Liabilities

      Other current liabilities consisted of the following at December 31, in thousands:

	2001	2000

Accrued compensation	$40,509	$19,288
Accrued trade promotions	34,438	22,887
Employee benefit liabilities	25,224	26,233
Dividends payable	3,443	3,396
Other	48,016	38,783

	$151,630	$110,587

Note 12.	Debt

      Short-term debt consisted of the following at December 31, in thousands:

	2001	2000

Bank loans to our Argentinean subsidiary, Nuevo Federal. The loan is denominated in Argentinean Pesos, bears interest at the bank’s short-term rate and reprices monthly The loan is subject to call by the bank at the end of each month	$—	$14,009
Current portion of State of Arizona Economic Development Loan, due beginning July of 2000 over 10 years	—	70
Commercial paper issuances supported by the short-term revolving Credit Agreement	—	111,697

Total short-term debt	$—	$125,776

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt consisted of the following at December 31, in thousands:

	2001	2000

State of Arizona Economic Development Loan, due beginning July of 2000 in equal installments over 10 years	$—	$910
$250 million 7.0% Senior notes due 2006, net of issue discount	246,768	—
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,573	198,361
Commercial paper issuances, supported by the long-term revolving Credit Agreement	—	270,000

Total long-term debt	$445,341	$469,271

      In the third quarter of 2001, we issued $250 million of 7.0% Senior Notes due 2006. The net proceeds from this offering were used to repay indebtedness under our credit facility. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions. In addition, the Indenture governing these Senior Notes requires us to purchase from the holders of the Senior Notes, upon the exercise of such purchase right by each holder, all or any part of their Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes plus interest, upon the occurrence of either (i) a change of control of Dial that is followed by a rating decline or (ii) a significant asset sale yielding gross proceeds to us of $500 million or more in the aggregate that is followed by a rating decline. A “rating decline” shall be deemed to have occurred if, no later than 90 days after the public notice of either the occurrence or intention to effect a change of control or significant asset sale, either of the rating agencies assigns a rating to the Senior Notes that is lower than Baa3, in the case of a rating by Moody’s, or BBB-, in the case of a rating by Standard & Poor’s.

      In connection with the $250 million debt offering we have entered into two separate interest rate swap agreements. Collectively, they have a notional value of $250 million. We receive fixed interest payments of 7.0% of the notional amount and make payments equal to 6 month LIBOR plus 182 basis points. Payments are exchanged each February and August 15, at which time the floating interest rate resets using the 6 month LIBOR rate in effect on that day. The terms of the interest rate swaps are for five years.

      We also have outstanding $200 million of 6.5% Senior Notes due 2008, which were issued by us in 1998. The Indenture governing these Senior Notes imposes also restrictions on us with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions.

      The events of default under the Indentures governing both the $250 million of 7.0% Senior Notes due 2006 and the $200 million of 6.5% Senior Notes due 2008 include the following:

•	failure to pay principal or interest when due under the notes

•	failure to comply with our covenants under the Indentures

•	commencing any proceeding for bankruptcy, insolvency or reorganization, and

•	default under any other indebtedness for borrowed money having an aggregate principal amount outstanding of at least $50 million, which default results in such indebtedness being declared due and payable prior to its maturity date.

      In the first quarter of 2002, we terminated our existing credit facility and replaced it with a new $150 million revolving credit facility. At December 31, 2001, there were no amounts borrowed under the then existing credit facility and we were in compliance with all covenants.

      The new facility is comprised of two commitments: $75 million under commitments available until March of 2005 and $75 million under commitments available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change.

      Under the new facility, we are required to maintain minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentinean operations and/or the Armour food business and the previously discussed $43.3 million impairment charge taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) of 3.0 to 1.0. This new facility also limits our ability, above certain amounts, to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and lease back transactions, place liens on properties and complete certain acquisitions without our lenders’ consent.

      The events of default under this new $150 million credit facility include the following:

•	failure to pay principal or interest when due

•	failure to comply with our covenants, representations and warranties under the credit agreement

•	default in the payment of, or failure to comply with our covenants relating to, other indebtedness with a principal amount outstanding of at least $15 million

•	default under any material contract which results in liabilities or damages in excess of $25 million

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	entry of a final, non-appealable judgment in excess of $25 million, and

•	a change in control of Dial.

      In 1998, we issued $200 million of 6.5% Senior Notes due 2008. The Indenture governing these Senior Notes imposes restrictions on us with respect to, among other things, our ability to redeem the Senior Notes, place liens on certain properties and enter into certain sale and leaseback transactions.

      Interest expense incurred in 2001, 2000 and 1999 was, in thousands, $36,797, $42,387 and $22,053, respectively. Interest paid to lenders in 2001, 2000 and 1999 was, in thousands, $32,148, $41,058 and $21,079, respectively.

      The fair value of our senior notes was, in thousands, $440,310 and $190,960 at December 31, 2001 and 2000, respectively.

Note 13.	Income Taxes

      The following table presents the U.S. and international components of income (loss) from continuing operations before income taxes, for years ended December 31:

	2001	2000	1999

United States	$128,153	$52,565	$173,947
International	(14,620)	(1,625)	10,688

Income from continuing operations before income taxes	$113,533	$50,940	$184,635

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the components of the provision (benefit) for income taxes from continuing operations, for years ended December 31:

	2001	2000	1999

Current Tax Expense:
U.S. federal	$37,898	$17,898	$58,424
U.S. state & local	6,426	(2,240)	5,641
International	1,686	(1,674)	165

Subtotal	46,010	13,984	64,230

Deferred Tax Expense:
U.S. Federal	61	650	(2,317)
U.S. state & local	(2,395)	2,016	2,776
International	14	—	—

Subtotal	(2,320)	2,666	459

Provision for income taxes	$43,690	$16,650	$64,689

      Income taxes paid (refunds received) in 2001, 2000 and 1999 amounted to, in thousands, ($6,466, $27,419 and $18,706 respectively.

      The following table presents a reconciliation of the statutory U.S. federal income tax rate to our global effective tax rate on continuing operations:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Goodwill amortization	1.0	1.7	0.4
Foreign Sales Corp.	(0.6)	(5.5)	(0.5)
State income taxes	2.3	(0.3)	3.0
Impact of lower foreign tax rate	(1.8)	(4.0)	(1.9)
Joint venture losses	0.3	8.1	0.3
Other, net	(0.9)	(2.3)	(1.3)
Valuation allowance	3.2	—	—

Effective income tax rate	38.5%	32.7%	35.0%

      The following table presents the components of deferred tax assets (liabilities) at December 31:

	2001	2000

Property, plant and equipment	$(42,801)	$(41,404)
Pension and other employee benefits	80,492	77,259
Reserves, accruals and other	29,108	26,264
Deferred state income taxes	5,030	3,077
Capital and net operating loss carryforwards	33,480	—

Total deferred tax assets	105,309	65,196
Less: Valuation allowance	(32,080)	—

Net deferred tax assets	$73,229	$65,196

      As of December 31, 2001, we had capital loss carryforwards of $75,931, and non-U.S. net operating loss carryforwards of $8,674. The capital loss expires in 2006, and the net operating losses expire primarily in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2001 we had recorded valuation allowances totaling $32,080 against these carryforwards since we concluded that it is more likely than not that these carryforwards would not be realized. We have a tax holiday at one of our foreign locations which expires in 2008.

Note 14.     Pension and Other Benefits

      Pension Plans. Trusteed, noncontributory pension plans cover substantially all employees, with benefit levels supplemented in most cases by defined matching contributions to employees’ 401(k) plans. We amended the pension plan to calculate benefits using an age and pay-based credit formula, beginning January 1, 2001. Under the former plan, defined benefits were based primarily on final average salary and years of service. The accrued pension benefit under the former plan was frozen as of December 31, 2000, and will grow to reflect increases in employees’ base pay. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

      We used a September 30 measurement date to determine our pension obligations. The following table provides information on the status of the plans at December 31, in thousands:

	2001	2000

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$192,996	$176,671
Service cost	4,746	4,567
Interest cost	15,352	14,766
Plan amendments	(4,097)	5,739
Actuarial loss	18,768	2,164
Benefits paid	(11,416)	(10,912)

Projected benefit obligation at end of year	$216,349	$192,995

Change in Plan Assets:
Fair value of plan assets at beginning of year	$199,106	$176,165
Actual return on plan assets	(38,979)	30,372
Company contributions	5,948	3,481
Benefits paid	(11,416)	(10,912)

Fair value of plan assets	$154,659	$199,106

Reconciliation of Funded Status:
Funded status	$(61,690)	$6,111
Unrecognized transition obligation	(35)	(53)
Unrecognized prior service cost	4,295	9,015
Unrecognized actuarial loss (gain)	35,706	(41,437)
Contribution deposited on October 15	981	787

Accrued pension cost	$(20,743)	$(25,577)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000

Amounts Recognized in the Consolidated Balance Sheet:
Prepaid pension cost	$9,109	$6,000
Accrued benefit liability	(29,852)	(31,577)
Additional minimum liability	(27,888)	—
Intangible asset	7,860	—
Accumulated other comprehensive income, before tax	20,028	—

Net amount recognized	$(20,743)	$(25,577)

      At December 31, 2001 and 2000, the plans held 84,367 shares of our common stock.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were, in thousands, $215,457, $199,328 and $151,902, as of December 31, 2001, and $9,832, $8,853 and $0, as of December 31, 2000.

      Components of the net periodic pension cost is summarized in the following table, in thousands:

	2001	2000	1999

Calculation of Net Periodic Pension Cost:

Service cost	$4,746	$4,567	$5,306
Interest cost	15,352	14,766	12,964
Expected return on plan assets	(17,601)	(15,683)	(14,623)
Amortization of:
Net transition obligation	(18)	327	327
Unrecognized past service cost	622	1,094	515
Actuarial (gain) loss	(1,006)	(471)	434

Net periodic pension cost	$2,095	$4,600	$4,923

Other comprehensive (income)/ loss	$20,028	$375	$(8,981)

Assumptions:
Discount rate for obligation	7.25%	8.00%	8.00%
Long-term rate of investment return	10.00%	10.00%	10.00%
Salary increase rate	4.00%	4.00%	4.00%

      Defined Contribution Plans. We maintain various 401(K) defined contribution plans whereby employees can contribute up to 12% of their total pay. We contribute to these plans throughout the year. For the years ended December 31, 2001, 2000, and 1999, defined contribution plan expense was, in thousands, $5,613, $2,645 and $2,321, respectively.

      Multi-Employer Pension Plans. We participate in one multi-employer pension plan. For the years ended December 31, 2001, 2000, and 1999, our costs were, in thousands, $1,713, $1,704 and $1,519, respectively.

      Post-Retirement Benefits Other Than Pensions. We have defined benefit post-retirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, we retained the obligations for such benefits for eligible retirees of Armour and Company (sold in 1983).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We accrue post-retirement benefits other than pensions during the years the employees provide services. The status of the plans are as follows as of December 31, in thousands:

	2001	2000

Change in Benefit Obligation:
Benefit obligation at beginning of year	$162,012	$162,143
Service cost	1,295	1,332
Interest cost	14,458	13,110
Plan participants’ contributions	957	968
Amendments	(2,377)	(4,868)
Actuarial loss	43,405	9,885
Benefits paid	(18,848)	(20,558)

Benefit obligation at end of year	$200,902	$162,012

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	17,891	19,590
Plan participants’ contribution	957	968
Benefits paid	(18,848)	(20,558)

Fair value of plan assets at end of year	$—	$—

Funded status	$(200,902)	$(162,012)
Unrecognized net gain	18,987	(24,221)
Unrecognized prior service cost	(18,528)	(18,685)

Accrued benefit cost	$(200,443)	$(204,918)

Amounts Recognized in the Consolidated Balance Sheet	$(200,443)	$(204,918)

	Years Ended December 31,

	2001	2000	1999

Assumptions:
Discount rate	7.25%	8.00%	8.00%

      The assumed health care cost trend rate used to measure the accumulated post-retirement benefit obligation for retirees both above and below the age of 65 for 2001 is 6.5%, gradually declining to an ultimate rate of 5% in 2005.

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Service cost	$1,295	$1,332	$1,835
Interest cost	14,458	13,110	12,506
Amortization of:
Unrecognized prior service cost	(2,534)	(2,442)	(1,727)
Actuarial gain	196	(316)	(1,751)

Net periodic benefit cost	$13,415	$11,684	$10,863

Curtailment Gain	$—	$(4,583)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 2001, 2000 and 1999 components of net periodic post retirement benefit cost reflect expense of approximately $10.8 million, $8.6 million and $5.7 million, respectively, incurred on the Armour employee benefit liabilities, which are included in “Interest and other expenses” in the Statement of Consolidated Operations.

      Effect of one-percentage-point change in assumed health care cost trend rates:

	Increase	(Decrease)

Effect on the total of service and interest cost components	$1,328	$(1,167)
Effect on accumulated post-retirement benefit obligation	$15,581	$(13,707)

Note 15.     Stock Options

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

      We adopted The Dial Corporation Stock Incentive Plan in 1996 (“1996 Plan”) which is administered by the Executive Compensation Committee of the Board of Directors. Under the 1996 Plan, the aggregate number of shares of common and preferred stock covered by awards to any one individual cannot exceed 1,000,000 shares for any three-year period and no more than 9,600,000 shares are cumulatively available for options intended to qualify as “incentive stock options” under the Internal Revenue Code. The term of the options is 10 years. The Plan provides that options are generally to be granted at the market price on the date of grant; however, the Executive Compensation Committee may grant options at less than such market price. No grants have been made at less than market price. The 1996 Plan also authorizes the issuance of stock appreciation rights and restricted stock. During the year ended December 31, 2001, no restricted stock was awarded. There were 150,986 shares of restricted stock awarded during the year ended December 31, 2000. The vesting period for these restricted stock awards ranges from 2 to 5 years.

      Under the 1996 Plan, options to purchase 4,496,566 shares were granted at the market price on the dates of grant during 2001. These options, which are all classified as “non-qualified options,” become one-third exercisable after one year, two-thirds exercisable after two years, and 100% exercisable after three years. The options expire after 10 years.

      During 2001, options to purchase 2,000 shares were granted at prices, which were either equal to or above the market price on the dates of grant. After one year, one-third of the options become exercisable when the average closing market price over 20 consecutive days equals or exceeds 120% of the option price. After two years, two-thirds of the options become exercisable when such price equals or exceeds 140% of the option price. The options become 100% exercisable after three years and when such price equals or exceeds 160% of the option price. All such options become exercisable, in any event, after 5 years from the date of grant.

      Additionally during 2001, options to purchase 50,000 shares were granted at the market price on the date of grant. These options are 100% exercisable 6 months after the date of grant. The options expire after 2.5 years.

      During 2001, options to purchase 98,800 shares were also granted to non-employee members of the Board of Directors at the market price on the date of grant. Of these options issued, 68,200 are exercisable 50% after one year and 100% after two years, while the balance of 30,600 shares, which were issued in exchange for Director fees, are 100% exercisable on the date of grant. The options expire after 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of our stock option plans as of December 31, 2001, and changes during the fiscal years 1999, 2000 and 2001, are presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 1998	6,353,746	13.34
Granted	1,834,782	29.19
Exercised	(1,591,332)	12.39
Canceled	(90,142)	21.83

Outstanding at December 31, 1999	6,507,054	17.90
Granted	3,104,015	19.85
Exercised	(100,620)	7.90
Canceled	(1,263,061)	19.92

Outstanding at December 31, 2000	8,247,388	16.29
Granted	4,647,366	13.72
Exercised	(311,583)	10.26
Canceled	(432,717)	18.57

Outstanding at December 31, 2001	12,150,454	15.41

Options exercisable at end of year	4,683,675	13.38

      The following table summarizes stock options outstanding and exercisable at December 31, 2001:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 7.31 - $10.96	679,980	4.1	$9.99	513,147	$9.71
$10.97 - $14.61	7,643,495	7.0	13.23	3,201,143	12.99
$14.62 - $18.26	2,206,152	7.6	15.31	820,198	15.38
$18.27 - $21.92	129,573	6.5	21.33	56,312	21.08
$21.93 - $25.57	194,616	7.3	23.53	50,750	23.33
$25.58 - $29.22	150,138	7.0	27.40	35,625	26.71
$29.23 - $32.88	1,141,000	7.0	29.73	6,500	29.72
$32.89 - $36.53	5,500	7.3	35.05	—	—

	12,150,454	6.7	$15.41	4,683,675	$13.38

      We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock option plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of Statement No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model, and the estimated fair values are as follows:

	2001	2000	1999

Estimated fair value of options, per share	$3.99	$4.16	$10.27
Expected average risk-free interest rate	4.8%	6.4%	5.8%
Expected life in years	3.0	3.1	5.0
Expected volatility	35.6%	35.0%	30.0%
Expected dividend rate	.3%	1.2%	1.1%

	2001

		2000

			1999

	)

	(in thousands
Net income (loss) as reported	$(132,251)	$(11,008)	$116,766

Pro forma net income (loss)	$(138,541)	$(12,938)	$115,073

Net income (loss) per share-basic-as reported	$(1.45)	$(.12)	$1.19

Pro forma net income (loss) per share-basic	$(1.51)	$(.14)	$1.17

Net income (loss) per share-diluted-as reported	$(1.43)	$(.12)	$1.17

Pro forma net income (loss) per share — diluted	$(1.50)	$(.14)	$1.15

      We adopted the Dial Corporation Employee Stock Purchase Plan (“ESPP”) in 2000. Under this plan, up to 650,000 shares of common stock may be purchased by eligible Dial employees through payroll deductions of up to 15% of their eligible compensation, not to exceed $25,000. The purchase price is equal to the lesser of (a) 85% of the fair market value of the stock on the first day of the offering period or (b) 85% of the fair market value of the stock on the last day of the offering period. During 2001, employees purchased approximately 65,759 shares under the ESPP Plan.

Note 16.     Leases

      Certain sales, warehouse and administration offices and equipment are leased. The leases expire in periods ranging generally from one to five years, and some provide for renewal options ranging from one to eight years. Leases that expire are generally renewed or replaced by similar leases, depending on business needs at that time. Net rent paid in 2001, 2000, and 1999 totaled, in thousands, $13,032, $13,589 and $12,058, respectively.

      At December 31, 2001, our future minimum rental payments and anticipated rental income with respect to noncancelable operating subleases with terms in excess of one year were as follows, in thousands:

	2002	2003	2004	2005	2006	Thereafter

Future minimum rental payments	$14,381	$11,123	$10,802	$10,080	$9,211	$17,581
Future anticipated rental income	2,271	1,800	1,800	1,800	1,095	—

Net future rental commitments	$12,110	$9,323	$9,002	$8,280	$8,116	$17,581

Note 17.	Financial Instruments with Off-Balance-Sheet Risk and Fair Value of Financial Instruments

     Financial Instruments with Off-Balance-Sheet Risk

      Our use of financial instruments is limited to purposes other than trading and primarily includes management of interest rate and commodity expense. We may use financial instruments for the management of interest rate risk or other risks in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Interest Rate Risk Management

      We currently use interest rate swap contracts to adjust the proportion of total debt that is subject to fixed interest rates. At December 31, 2001, we had $445.3 million in long-term debt outstanding, comprised of $200 million ($198.5 million net of issue discount) in 6.5% bonds due 2008, and $250 million ($246.8 million net of issue discount) in 7.0% bonds due in 2006. Both bonds have fixed interest rates to maturity.

      We entered into two interest rate swaps which together are designated as fair market value hedges of the $250 million 7.0% bonds. The interest rate swaps have a total notional amount of $250 million. Under the terms of the swaps, we receive fixed payments equal to 7% of the notional amount, paid semi-annually. We make floating payments equal to 6 month LIBOR plus 182 basis points on the notional amount, paid semi-annually. The floating rate resets each February 15 and August 15, using the 6 month LIBOR rate on the day of the reset. At December 31, 2001, the floating rate for the interest rate swaps was approximately 5.36%. The net effect of this accounting treatment on our operating results is that the interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. At December 31, 2001, the interest rate swaps had a fair market gain associated with them of $1.3 million.

     Foreign Currency

      Historically, the Argentinean Peso’s value has been “pegged” by the Argentinean government as equal to the U.S. Dollar. However, in late December 2001, the Argentine government declared strict limitations on bank withdrawals, effectively blocking all convertibility of Argentine Pesos to US Dollars at December 31, 2001. On January 11, 2002, trading resumed under the new Argentine government policy of a dual exchange rate: 1.4 Argentine Pesos/ US Dollar for large commercial import and export transactions and a free floating rate for all other transactions. The average of the high and the low of the free-floating rate on January 11, 2002 was 1.61 Argentine Pesos/ U.S. Dollar. This rate was used to translate our investment in Argentina at December 31, 2001, resulting in a $62.2 million reduction in equity from the cumulative currency translation adjustment.

     Sale of Receivables

      At December 31, 1999, we had an agreement to sell undivided participating interests in a defined pool of trade accounts receivable in an amount not to exceed $115 million as a means of accelerating cash flow. From time to time, as collections reduce accounts receivable in the pool, we sold participating interests in new receivables. During 2000, we discontinued this program. Our expense of selling receivables amounted to approximately, $5.0 million in 1999 and is included in the Statement of Consolidated Operations under the caption “Interest and Other Expenses.” Under the terms of the agreement, we retained substantially the same risk of credit loss as if the receivables had not been sold, as we were obligated to replace uncollectible receivables with new accounts receivable. Our accounts receivable sold totaled $73.2 million at December 31, 1999. Our average accounts receivable sold approximated $90.3 million during 1999.

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

      We do utilize financial derivatives to fix the price of a portion of the raw material component of the cardboard boxes and plastic bottles we use in our business. At December 31, 2001, we had contracts in place to fix the price of 1,666 tons monthly of cardboard and 1.25 million tons monthly of high-density polyethylene for all of 2002. However, at December 31, 2001, the counterparty of these contracts was in default under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements and was subsequently terminated by us. At December 31, 2001, the contracts had an aggregate fair market loss associated with them of approximately $250,000.

     Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, beginning in 1999, participants can defer a portion of their compensation into Dial stock units. For deferrals made in 1999, 2000 and 2001 deferred compensation due to participants is included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The Trust is also included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits”.

      For deferrals made in 1998, deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the captions “Pension and other benefits” and “Other liabilities”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have cash surrender value that accrue tax-free earnings largely based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses is included on the balance sheet as an asset under the caption “Other assets.” To the extent that the return on Dial shares is different from that of the S&P 500, income or expense is generated by the 1998 plan.

     Fair Value of Financial Instruments.

      The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments. The fair value of our senior notes is estimated based upon quoted market prices. The fair value of the senior notes was $440.3 million at December 31, 2001.

Note 18.     Segments of an Enterprise

      For organizational, marketing and financial reporting purposes, we are organized into three business segments: (i) Domestic Branded, (ii) International, and (iii) Commercial Markets and Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution. On August 28, 2001 we disposed of our Specialty Personal Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of Specialty Personal Care as a discontinued operation. Prior to the fourth quarter of 2001, we included sales of discontinued products in the Commercial Market and Other business segment. In the fourth quarter of 2001, we began to include sales of discontinued products in the business segment that launched the product. The segment information has been restated to reflect historical segment information consistently with the new internal analysis used by management.

      The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market nondurable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Personal Cleansing, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the Personal Cleansing operating segment. The following table sets forth the percentage of net sales represented by each franchise within the Domestic Branded segment:

	2001	2000	1999

Personal Cleansing	30%	30%	31%
Laundry Care	39%	37%	35%
Air Fresheners	16%	17%	16%
Food Products	15%	16%	18%

Total	100%	100%	100%

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

      Information as to our operations in different business segments is set forth below. The calculation of Operating Income for each segment includes an allocation of certain general and administrative expenses based on each segment’s share of consolidated net sales. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

	Domestic	Commercial
(2000 and 1999 restated)	Branded	Markets & Other	International	Total

	(In thousands)
Net Sales:
2001	$1,400,190	$57,413	$205,725	$1,663,328
2000	1,276,807	57,781	187,686	1,522,274
1999	1,350,985	64,990	164,727	1,580,702
Operating Income:
2001(1)	169,746	641	(11,854)	158,533
2000(2)	118,406	10,313	899	129,618
1999	201,278	12,591	4,825	218,694
Capital Expenditures:
2001	26,772	495	4,073	31,340
2000	33,749	880	7,459	42,088
1999	55,383	63	7,049	62,495
Acquisition of Businesses:
2001	881	—	—	881
2000	72,223	—	46,929	119,152
1999	—	—	—	—
Assets at year end:
2001	906,609	10,803	106,704	1,024,116
2000	895,413	12,237	198,515	1,106,165
1999	791,555	10,058	179,906	981,519

(1)	Includes special charges of $11.8 million ($4.1 million in Domestic Branded and $7.7 in International segments) offset by $1.1 million of reversed 2000 special charges in Domestic Branded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes special charges of $17.9 million ($15.5 million in Domestic Branded, $2.3 in International and $0.1 in Commercial Markets & Other segments).

Wal-Mart, including its affiliate Sam’s Club, was our largest customer in 2001, 2000, and 1999, accounting for approximately 24%, 20%, and 20%, respectively, of net sales. No other customer accounted for more than 10% of net sales in 2001, 2000 or 1999. Net sales in Argentina were $140.1 million, $119.6 million, and $87.0 million in 2001, 2000 and 1999, respectively.

Note 19.     Condensed Consolidated Quarterly Results (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2001	2000	2001	2000(2)	2001(1)	2000(2)	2001(1)	2000(2)

	(000 omitted, except for per share data)
Net sales	$389,672	$346,282	$416,602	$388,570	$430,487	$385,624	$426,567	$401,798
Gross profit	$191,208	$173,140	$206,787	$188,331	$207,934	$185,123	$220,386	$193,968
Operating income (loss)	$34,580	$44,638	$36,706	$30,793	$36,925	$23,399	$50,322	$30,788
Net income from continuing operations	$14,695	$22,671	$15,959	$14,843	$13,863	$(446)	$25,326	$(2,778)
Discontinued operations	$(1,597)	$(1,173)	$(1,218)	$(13,714)	$(199,279)	$(25,720)	$—	$(4,690)
Net income (loss)	$13,098	$21,498	$14,741	$1,129	$(185,416)	$(26,166)	$25,326	$(7,469)
Net income (loss) per share
— Basic
Continuing operations	$0.16	$0.24	$0.17	$0.16	$0.15	$0.00	$0.28	$(0.03)
Discontinued operations	$(0.02)	$(0.01)	$(0.01)	$(0.15)	$(2.18)	$(0.28)	$—	$(0.05)

Net income (loss)	$0.14	$0.23	$0.16	$0.01	$(2.03)	$(0.29)	$0.28	$(0.08)
— Diluted
Continuing operations	$0.16	$0.24	$0.17	$0.16	$0.15	$0.00	$0.27	$(0.03)
Discontinued operations	$(0.02)	$(0.01)	$(0.01)	$(0.15)	$(2.18)	$(0.28)	$—	$(0.05)

Net income (loss)	$0.14	$0.23	$0.16	$0.01	$(2.03)	$(0.29)	$0.27	$(0.08)

(1)	Includes special charges of $10.2 million, net of tax, in the third quarter. This charge is partially offset by a reversal of fiscal year 2000 special charges of $0.2 million and $0.5 million, net of tax, in the third and fourth quarters respectively. See Note 3 of the Consolidated Financial Statements.

(2)	Includes special charges of $7.1 million, $12.7 million and $14.3 million, all net of tax, in the second, third and fourth quarters respectively. These charges are partially offset by special gains (net of tax) of $5.4 million in the second quarter and $ 3.0 million in the third quarter. The fourth quarter also includes a charge of $1.2 million net of tax recognized as a result of our DCI lease modification.

Note 20.     Litigation and Claims

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Opportunity Commission v. The Dial corporation, Civil Action No. 99 C 3356. The EEOC alleges that we engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about the alleged harassment. The EEOC is seeking to enjoin us from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. After discovery was completed, we filed a dispositive motion, which was granted in part and denied in part by the Court in an opinion issued in the third quarter of 2001. The Court granted our motion to dismiss the claims of thirteen individuals and denied our motion with respect to the remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individuals. We petitioned the Seventh Circuit Court of Appeals to review the U.S. District Court’s ruling on our summary judgment motion but the Seventh Circuit denied our petition for an interlocutory appeal. A trial date has not been set. We currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, assurances cannot be given regarding the ultimate outcome of this matter.

      As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving our business and assets. We are currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to our business, including general and product liability and workers’ compensation claims. We believe that any liabilities resulting from these claims, after taking into account amounts already accrued and potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have never filed a Current Report on Form 8-K to report a change in accountants.

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our Directors and Executive Officers is set forth below and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held on June 6, 2002 (the “Proxy Statement”), which is incorporated by reference into this Form 10-K. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Name	Age	Position

Herbert M. Baum(1)	65	Chairman of the Board, President and Chief Executive Officer
Conrad A. Conrad	56	Executive Vice President and Chief Financial Officer
Mark R. Shook	47	Executive Vice President-International and Business Development
Bernhard J. Welle	53	Executive Vice President-Shared Services
Stephen D. Blum	58	Senior Vice President-Investor Relations
Arthur E. Hanke	54	Senior Vice President-Sales
Evon L. Jones	37	Senior Vice President and Chief Information Officer
Christopher J. Littlefield	35	Senior Vice President, General Counsel and Secretary
John F. Tierney	49	Senior Vice President and Controller
Greg A. Tipsord	36	Senior Vice President and General Manager-Personal Cleansing
Stephen L. Tooker	42	Senior Vice President and General Manager-Laundry Care
Mark L. Whitehouse	45	Senior Vice President-Innovation and Air Fresheners
Brian T. Shook	39	Vice President and General Manager-Food Products
Joy A. Amundson(4)(5)	47	Director
Joe T. Ford(1)(3)(4)	64	Director
Thomas L. Gossage(1)(2)(5)	67	Director
Donald E. Guinn(1)(2)(4)	69	Director
James E. Oesterreicher(1)(2)(3)	60	Director
Michael T. Riordan(4)(5)	51	Director
Barbara S. Thomas(3)(5)	52	Director
Salvador M. Villar(2)(3)	51	Director

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Compensation Committee

(4)	Member of the Finance Committee

(5)	Member of the Governance Committee

      Herbert M. Baum. Mr. Baum has been Chairman of the Board, President and Chief Executive Officer of Dial since August 2000 and a Director of Dial since 1997. Mr. Baum served as President and Chief Operating Officer of Hasbro, Inc., a manufacturer and marketer of toys, from January 1999 to August 2000. Mr. Baum also served as Chairman and Chief Executive Officer of Quaker State Corporation from 1993 to 1999. From 1978 to 1992, Mr. Baum was employed by Campbell Soup Company and, in 1992, was named President of Campbell — North and South America. Mr. Baum also is a director of Action Performance Companies, Inc.; the Cosmetic, Toiletry and Fragrance Association; Fleming Companies, Inc.; Grocery Manufacturers of America; Meredith Corporation; Midas, Inc. and PepsiAmericas, Inc.

      Conrad A. Conrad. Mr. Conrad has served as Executive Vice President and Chief Financial Officer since January 2001. From August 2000 to January 2001, he served as Senior Vice President and Chief Financial Officer. Mr. Conrad joined Quaker State in 1974 and held various positions in Quaker State’s audit and finance divisions until he was named President and Chief Operating Officer in 1990 and Vice Chairman and Chief Financial Officer in 1994.

      Mark R. Shook. Mr. Shook has served as Executive Vice President — International and Business Development since August 2000. From January 1998 to August 2000, Mr. Shook served as Senior Vice President — International and Commercial Markets. From September 1996 to January 1998, Mr. Shook served as Senior Vice President — International of the Company. From the 1996 Spin-off of the Consumer Products business of The Dial Corp (the “Spin-off”), the predecessor company to Dial (the “Predecessor Company”), until September 1996, he was an Executive Vice President and General Manager, Personal Care, of the Company. From September 1990 to the Spin-off, Mr. Shook was an Executive Vice President of the Predecessor Company, serving as General Manager — Food, from September 1990 to September 1993; General Manager — Food and International, from September 1993 to April 1994; General Manager — Laundry and International, from April to September 1994; General Manager — Soaps and Detergents, from September 1994 to July 1995; and General Manager — Personal Care, from July 1995 to the Spin-off.

      Bernhard J. Welle. Mr. Welle has served as Executive Vice President — Shared Services of the Company since August 2000. From August 1996 to August 2000, he served as Senior Vice President — Human Resources of the Company. From 1987 to August 1996, Mr. Welle served as Vice President, Human Resources of the Consumer Products Business of the Predecessor Company.

      Stephen D. Blum. Mr. Blum has served as Senior Vice President — Investor Relations of the Company since March 2002. From September 2000 to March 2002, Mr. Blum served as Vice President — Investor Relations of the Company. From May 1999 to September 2000, he served as Director — Investor Relations of J.C. Penney Company, Inc., a department store, drugstore, catalog and e-commerce retailer. From March 1994 to May 1999, Mr. Blum served as Senior Vice President — Corporate Relations of Quaker State Corporation.

      Arthur E. Hanke. Mr. Hanke has served as Senior Vice President — Sales of the Company since January 1999. From September 1998 to January 1999, he served as Vice President — Corporate Sales of the Company, and from the Spin-off to September 1998, he served as Vice President — Customer Management of the Company. From 1991 to the Spin-off, Mr. Hanke served in various capacities for the Consumer Products Business of the Predecessor Company, including Vice President — Western Division Grocery Sales, from 1991 to 1993; Vice President — Broker Sales, from 1993 to 1994; Vice President — Marketing, Detergents, from 1994 to 1995; and Senior Vice President — Sales, Household Products Division, from 1995 to the Spin-off.

      Evon L. Jones. Mr. Jones has served as Senior Vice President and Chief Information Officer since May 2001. From 1998 to 2001, Mr. Jones served as Senior Vice President and Chief Information Officer for America West Holdings Corporation. From 1995 to 1998, Mr. Jones served as Vice President and Technology Leader — Global Financial Technology for the American Express Company.

      Christopher J. Littlefield. Mr. Littlefield has served as Senior Vice President, General Counsel and Secretary of the Company since September 2000. From August 1998 to September 2000, Mr. Littlefield served as Vice President and Associate General Counsel of the Company. From January 1998 to August 1998,

he served as Corporate Counsel of the Company. From 1992 to 1998, Mr. Littlefield served as corporate and securities attorney for the law firm of Snell & Wilmer, L.L.P.

      John F. Tierney. Mr. Tierney has served as Senior Vice President and Controller of the Company since September 2000. From February 1999 to August 2000, Mr. Tierney served as Vice President and Controller of the Company. From 1997 to 1999, Mr. Tierney served as Senior Vice President and Chief Financial Officer of Global Passenger Services, LLC, a provider and consolidator of entertainment and student transportation services. From 1996 to 1997, he served as Senior Vice President and Chief Financial Officer of Brother International, Inc., a manufacturer of business and consumer electronics. From 1993 to 1996, Mr. Tierney served as Corporate Controller of Perdue Farms, Inc., a poultry producer.

      Greg A. Tipsord. Mr. Tipsord has served as Senior Vice President and General Manager — Personal Cleansing since March 2002. From August 2000 to March 2002, he served as Vice President and General Manager — Personal Cleansing. From April 2000 to August 2000, Mr. Tipsord served as Vice President — Marketing. From October 1996 to April 2000, he served as Marketing Director-Dial and from July 1995 to February 1996, Mr. Tipsord served as Senior Brand Manager — Dial of the Predecessor Company.

      Stephen L. Tooker. Mr. Tooker has served as Senior Vice President and General Manager-Laundry Care since March 2002. From August 2000 to March 2002, he served as Vice President and General Manager-Laundry Care. Mr. Tooker has also served as President-Dial/ Henkel LLC since September 2000. Mr. Tooker served as Vice President-Detergents Marketing for Dial/ Henkel LLC from June 1999 to August 2000. From December 1998 to June 1999, he served as Director-Purex Laundry Detergent. From the Spin-off until December 1998, Mr. Tooker served as Assistant Controller-Planning and Development. From January 1994 to the Spin-off, Mr. Tooker served as Director-Planning and Control of the Predecessor Company.

      Mark L. Whitehouse. Mr. Whitehouse has served as Senior Vice President-Innovation and Air Fresheners since October 2001. From August 2000 to October 2001, Mr. Whitehouse served as Senior Vice President and General Manager-Specialty Personal Care of the Company. From July 1997 to August 2000, Mr. Whitehouse served as Vice President-Marketing and from May 1999 to September 2000, he served as President-Dial/ Henkel LLC, the joint venture between the Company and Henkel KGaA. From March 1995 to September 1997, Mr. Whitehouse served as a Marketing Manager of both the Consumer Products business of the Predecessor Company as well as the Company, serving as Marketing Manager-Cleaning Products, Household Division, from March 1995 to February 1996; and as Marketing Manager-Renuzit, Household Division, from February 1996, through the Spin-off, to July 1997.

      Brian T. Shook. Mr. Shook has served as Vice President and General Manager-Food Products since August 2000. From 1999 to 2000, he served as Vice President-Fabric Care Marketing. From 1998 to 1999, Mr. Shook served as Director-Marketing, Armour. From 1996 to 1998, Mr. Shook served as Region Business Manager (Sales) and from 1994 to the Spin-off, Mr. Shook served as Senior Account Business Manager (Sales) of the Predecessor Company.

      Joy A. Amundson. Ms. Amundson has been a Director of Dial since 1997. She was most recently Senior Vice President of Abbott Laboratories, a diversified health care products and services company until her resignation in October 2001. Ms. Amundson was also President of Ross Products, a division of Abbott Laboratories. She held a number of management positions after joining Abbott Laboratories in 1982. Ms. Amundson also is a director of Lutheran General Hospital.

      Joe T. Ford. Mr. Ford was a Director of The Dial Corp, the Predecessor Company, from 1991 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Ford is Chairman and Chief Executive Officer of ALLTEL Corporation (“ALLTEL”), a telecommunications and information services company, a position he has held since 1991. Mr. Ford will retire as Chief Executive Officer of ALLTEL on July 1, 2002, but will retain his position as Chairman. Mr. Ford became Chief Executive Officer of ALLTEL in 1987 and Chairman of the Board in 1991.

      Thomas L. Gossage. Mr. Gossage was a Director of the Predecessor Company from 1993 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Gossage recently retired as the Interim Chief Executive Officer of Hercules Incorporated (“Hercules”), a worldwide producer of chemicals and related products. Mr. Gossage had originally retired from Hercules in January 1997. Mr. Gossage also is a director of Alliant Techsystems Inc. and Fluor Corporation.

      Donald E. Guinn. Mr. Guinn was a Director of the Predecessor Company from 1986 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Guinn is Chairman Emeritus of Pacific Telesis Group, a telecommunications holding company (known as “PacTel”), which merged with SBC Communications Inc. in 1997. Mr. Guinn served as Chairman and Chief Executive Officer of PacTel from 1984 through his retirement in 1988. He also is a director of Bank of America Corporation, Pacific Mutual Life Insurance Company and its affiliate, Pacific LifeCorp.

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

      Michael T. Riordan. Mr. Riordan has been a Director of Dial since 1997. He was most recently Chairman, President and Chief Executive Officer of Paragon Trade Brands, Inc. (“Paragon”), a leading manufacturer of private label disposable diapers and related products, prior to the acquisition of Paragon by Tyco Healthcare, Inc., a subsidiary of Tyco International, in January 2002. Mr. Riordan also served as President and Chief Operating Officer of Fort James Corporation, a paper products manufacturer, from 1997 to 1998. Prior to the merger of Fort Howard Corporation with James River Corporation, Mr. Riordan served as Chairman of the Board, President and Chief Executive Officer of Fort Howard Corporation from 1996 to 1997 and as President and Chief Operating Officer of Fort Howard Corporation from 1992 to 1996. Mr. Riordan also is a director of American Medical Security, Inc. and Wallace Computer Services, Inc.

      Barbara S. Thomas. Ms. Thomas has been a Director of Dial since 1997. She was most recently President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until its purchase by Pfizer Inc. in July 2000. Ms. Thomas was with the Pillsbury Company from 1993 to 1997, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas also is a director of The Ocean Spray Company.

      Salvador M. Villar. Mr. Villar has been a Director of Dial since 1998, and is President and Chief Executive Officer of California Commerce Bank, a unit of Citigroup. Mr. Villar has been with California Commerce Bank since 1981. Mr. Villar also is a director of Banamex USA Bancorp.

Item 11.     Executive Compensation

      Information concerning executive compensation matters is incorporated herein by reference to “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Options Values,” “Pension Plans” and “Employment and Change in Control Arrangements” in the Proxy Statement; provided, however, that the “Executive Compensation Committee Report on Executive Compensation” and the “Stock Price Performance Graph” contained in the Proxy Statement are not incorporated by reference herein.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning the Common Stock beneficially owned by each Director of the Company, by all Executive Officers and Directors of the Company as a group and by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock is incorporated herein by reference to “Common Stock Ownership of Directors and Executive Officers” and “Common Stock Ownership of Certain Beneficial Owners” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      During the last fiscal year, there were no relationships or related transactions that are required to be disclosed herein.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules

			Page

(i)	Financial Statements
	(1)	Management’s Report on Responsibility for Financial Reporting	20
	(2)	Independent Auditors’ Report	21
	(3)	Consolidated Financial Statements:
		Consolidated Balance Sheet at December 31, 2001, and December 31, 2000	22
		Statement of Consolidated Operations and Comprehensive Income for the years ended December 31, 2001, December 31, 2000, and December 31, 1999	23
		Statement of Consolidated Cash Flows for the years ended December 31, 2001, December 31, 2000, and December 31, 1999	24
		Statement of Consolidated Stockholders’ Equity for the years ended December 31, 2001, December 31, 2000, and December 31, 1999	25
		Notes to Consolidated Financial Statements	26
(ii)	Financial Statement Schedules
	Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the consolidated financial statements or notes to the consolidated financial statements included herein.

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated October 10, 2001, reporting that, on August 28, 2001, Dial sold all of the stock of its wholly-owned subsidiary, Sarah Michaels Inc., and inventory, other operating, intellectual property and other intangible assets associated with its Specialty Personal Care business and issued a press release relating to its better than expected results from continuing operations in the third quarter and special charges it took in the third quarter, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated December 3, 2001, reporting that, on August 28, 2001, Dial sold all of the stock of its wholly-owned subsidiary, Sarah Michaels Inc., and inventory, other operating, intellectual property and other intangible assets associated with its Specialty Personal Care business.

      We also filed a Current Report on Form 8-K, dated January 7, 2002, reporting that Dial issued a press release relating to the earnings release conference call held on Thursday, January 24, 2002, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated January 24, 2002, reporting that Dial issued a press release relating to its fourth quarter and full year 2001 earnings and outlook for 2002, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated February 13, 2002, reporting that Dial issued a press release relating to its analyst and investor conference to be held on Tuesday, February 19, 2002, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated February 19, 2002, reporting that, in response to analyst requests, Dial supplied information concerning net sales for each of the quarters in 2000 and 2001 after giving effect to the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives” and EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Dial also reported that it would be hosting an analyst and investor conference at its headquarters building in Scottsdale, Arizona, a copy of such presentation was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated March 12, 2002, reporting that Dial issued a press release announcing that Chairman, President & CEO, Herbert M. Baum, and Executive Vice President & CFO, Conrad A. Conrad, would present to investors at the Merrill Lynch 15th Annual Global Branded Consumer Products Conference on Tuesday, March 19, 2002, a copy of which was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated March 19, 2002, reporting that Dial issued a press release announcing that Chairman, President & CEO, Herbert M. Baum, and Executive Vice President & CFO, Conrad A. Conrad, would present to investors at the Merrill Lynch 15th Annual Global Branded Consumer Product Conference. The release also announced that Dial believed that its first quarter 2002 earnings would exceed Street estimates as reported by First Call, excluding the effect of the change in accounting principle that would result in an approximate $43 million impairment charge for Argentina in the first quarter. A copy of the press release was filed as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated March 25, 2002, reporting that, on March 21, 2002, Dial issued a press release announcing that The Dial Corporation conference call to review first quarter 2002 results will be held on Thursday, April 18, 2002 at 9:00 a.m. EDT, a copy of which was filed as Exhibit 99.

      (c) Exhibits

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/ A (Am. No. 2), dated July 26, 1996 (the “Form 10”).
3(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
4(b)	Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(b) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
4(c)	First Supplemental Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(c) of the 1998 Form 10-K.
4(d)	Second Supplemental Indenture, dated August 17, 2001 between The Dial Corporation and Wells Fargo Bank Arizona, N.A.	Incorporated by reference to Exhibit 4.1 of Form 8-K dated August 17, 2001.
10(a)	Director’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q, dated November 11, 1996 (the “Q3 1996 Form 10-Q”).
10(b)	Officer’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.
10(c)	The Dial Corporation Future Investment Restoration Plan+	Incorporated by reference to Exhibit 10(d) of Dial’s Form 10-K for the fiscal year ended December 31, 2000 (the “2000 Form 10-K”).

Exhibit
Number	Description	Method of Filing

10(d)	The Dial Corporation Future Security Restoration Plan+	Incorporated by reference to Exhibit 10(e) of the 2000 Form 10-K.
10(e)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan+	Incorporated by reference to Exhibit 10(f) of the 2000 Form 10-K.
10(f)	Annual Incentive Plan Agreement+	Incorporated by reference to Exhibit 10(f) of Dial’s Form 10-K for the fiscal year ended December 28, 1996.
10(g)	Form of The Dial Corporation Director’s Charitable Award Program+	Incorporated by reference to Exhibit 10(f) of the Form 10.
10(h)	Form of Change of Control Agreements with certain Executive Officers of the Company+	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10(i)	Credit Agreement*
10(j)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10(k)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan+*
10(l)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan+*
10(m)	Employment Agreement with Herbert M. Baum, dated January 26, 2001+	Incorporated by reference to Exhibit 10(o) of the 2000 Form 10-K.
21	List of Significant Subsidiaries*
23	Consent of Deloitte & Touche LLP*
24	Power of Attorney	See Signature Page.

+	Management contract or compensatory plan or arrangement

*	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in Scottsdale, Arizona, on March 28, 2002.

THE DIAL CORPORATION

By:	/s/ HERBERT M. BAUM

Herbert M. Baum
Chairman of the Board, President
and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENT that the persons whose signatures appear below, constitute and appoint Herbert M. Baum and Conrad A. Conrad, and each of them, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 28, 2002.

Signature	Title

/s/ HERBERT M. BAUM Herbert M. Baum	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ CONRAD A. CONRAD Conrad A. Conrad	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN F. TIERNEY John F. Tierney	Senior Vice President and Controller (Principal Accounting Officer)

/s/ JOY A. AMUNDSON Joy A. Amundson	Director

/s/ JOE T. FORD Joe T. Ford	Director

/s/ THOMAS L. GOSSAGE Thomas L. Gossage	Director

/s/ DONALD E. GUINN Donald E. Guinn	Director

/s/ JAMES E. OESTERREICHER James E. Oesterreicher	Director

/s/ MICHAEL T. RIORDAN Michael T. Riordan	Director

/s/ BARBARA S. THOMAS Barbara S. Thomas	Director

/s/ SALVADOR M. VILLAR Salvador M. Villar	Director

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

3(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/ A (Am. No. 2), dated July 26, 1996 (the “Form 10”).
3(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
4(b)	Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(b) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
4(c)	First Supplemental Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(c) of the 1998 Form 10-K.
4(d)	Second Supplemental Indenture, dated August 17, 2001 between The Dial Corporation and Wells Fargo Bank Arizona, N.A.	Incorporated by reference to Exhibit 4.1 of Form 8-K dated August 17, 2001.
10(a)	Director’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(a) of Dial’s Form 10-Q, dated November 11, 1996 (the “Q3 1996 Form 10-Q”).
10(b)	Officer’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.
10(c)	The Dial Corporation Future Investment Restoration Plan+	Incorporated by reference to Exhibit 10(d) of Dial’s Form 10-K for the fiscal year ended December 31, 2000 (the, “2000 Form 10-K”).
10(d)	The Dial Corporation Future Security Restoration Plan+	Incorporated by reference to Exhibit 10(e) of the 2000 Form 10-K.
10(e)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan+	Incorporated by reference to Exhibit 10(f) of the 2000 Form 10-K.
10(f)	Annual Incentive Plan Agreement+	Incorporated by reference to Exhibit 10(f) of Dial’s Form 10-K for the fiscal year ended December 28, 1996.
10(g)	Form of The Dial Corporation Director’s Charitable Award Program+	Incorporated by reference to Exhibit 10(f) of the Form 10.
10(h)	Form of Change of Control Agreements with certain Executive Officers of the Company+	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10(i)	Credit Agreement*
10(j)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10(k)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan+*
10(l)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan+*
10(m)	Employment Agreement with Herbert M. Baum, dated January 26, 2001+	Incorporated by reference to Exhibit 10(o) of the 2000 Form 10-K.

Exhibit
Number	Description	Method of Filing

21	List of Significant Subsidiaries*
23	Consent of Deloitte & Touche LLP*
24	Power of Attorney	See Signature Page.

+	Management contract or compensatory plan or arrangement

*	Filed herewith.