Form 10-Q
period 2002-03-30
DIAL CORP /NEW/
filed 2002-05-14
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

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

Yes   ☒    No   ☐

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on April 26, 2002 was 94,848,752.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(in thousands, except share data)	March 30, 2002	December 31, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$48,091	$29,414
Receivables, less allowance of $3,822 and $5,131	96,602	94,189
Inventories	124,130	129,977
Deferred income taxes	23,230	23,412
Income tax receivable	—	12,567
Other current assets	4,779	9,492

Total current assets	296,832	299,051
Property and equipment, net	235,575	252,957
Deferred income taxes	52,478	49,817
Intangibles, net	359,561	403,811
Other assets	12,927	18,480

	$957,373	$1,024,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$94,139	$98,952
Income taxes payable	6,754	—
Other current liabilities	128,929	151,630

Total current liabilities	229,822	250,582

Long-term debt	444,894	445,341
Pension and other benefits	237,930	239,286
Other liabilities	7,114	7,029

Total liabilities	919,760	942,238

Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 105,712,924 and 105,712,924 shares issued	1,057	1,057
Additional capital	422,426	420,611
Retained (deficit) income	(15,412)	6,736
Accumulated other comprehensive loss	(102,526)	(75,502)
Employee benefits	(52,180)	(55,542)
Treasury stock, 10,862,801 and 10,847,386 shares held	(215,752)	(215,482)

Total stockholders’ equity	37,613	81,878

	$957,373	$1,024,116

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		(Unaudited)
		Quarter Ended

(in thousands, except per share data)	March 30, 2002	March 31, 2001

Net sales	$307,469	$292,935

Costs and expenses:
Cost of products sold	195,651	199,990
Selling, general and administrative expenses	63,256	58,365

Total costs and expenses	258,907	258,354

Operating income	48,562	34,580
Interest and other expenses	(11,025)	(13,872)
Net income of joint ventures	—	2,000

Income from continuing operations before income taxes and cumulative effect of the change in accounting principle	37,537	22,708
Income taxes on continuing operations	13,965	8,013

Income from continuing operations before cumulative effect of the change in accounting principle	23,572	14,695

Discontinued operation:
Loss from operation of discontinued Specialty Personal Care segment, net of income tax of $550	—	(1,597)
Adjustment of loss on disposal of discontinued Specialty Personal Care segment, net of income tax of $740	1,260	—

Total gain (loss) from discontinued operation	1,260	(1,597)
Cumulative effect of the change in accounting principle, net of income tax of $661	(43,308)	—

NET (LOSS) INCOME	$(18,476)	$13,098

Basic net (loss) income per common share:
Income from continuing operations	$0.26	$0.16
Income (loss) from discontinued operations	0.01	(0.02)
Cumulative effect of the change in accounting principle	(0.47)	—

NET (LOSS) INCOME PER SHARE — BASIC	$(0.20)	$0.14

Diluted net (loss) income per common share:
Income from continuing operations	$0.25	$0.16
Income (loss) from discontinued operation	0.01	(0.02)
Cumulative effect of the change in accounting principle	(0.47)	—

NET (LOSS) INCOME PER SHARE — DILUTED	$(0.20)	$0.14

Weighted average basic shares outstanding	91,794	91,291
Weighted average equivalent shares	1,285	294

Weighted average diluted shares outstanding	93,079	91,585

NET (LOSS) INCOME	$(18,476)	$13,098
Other comprehensive loss:
Foreign currency translation adjustment	(27,024)	(457)

COMPREHENSIVE (LOSS) INCOME	$(45,500)	$12,641

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS

	(Unaudited)
	Quarter Ended

(in thousands)	March 30, 2002	March 31, 2001

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net (Loss)/Income	$(18,476)	$13,098
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Discontinued operations, net of tax	(1,260)	1,597
Effect of change in accounting principle, net of tax	43,308
Depreciation	9,133	9,761
Amortization	34	2,430
Deferred income taxes	(946)	1,100
Change in operating assets and liabilities:
Receivables	(9,799)	10,399
Inventories	2,293	(7,999)
Trade accounts payable	(22)	(20,219)
Income taxes receivable	15,075	(17,337)
Other assets and liabilities, net	(16,658)	(8,336)

Net cash provided (used) by operating activities	22,682	(15,506)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures	(2,917)	(3,091)
Acquisition of businesses, net of cash acquired	—	(75)
Proceeds from disposition of discontinued operation	2,000	—
Investment in and transfers from discontinued operation	—	29,835
Proceeds from sale of assets	292	—

Net cash provided (used) by investing activities	(625)	26,669

CASH FLOWS PROVIDED USED BY FINANCING ACTIVITIES:
Net change in long-term debt	(447)	(1)
Net change in short-term bank loans	—	(10,014)
Dividends paid on common stock	(3,667)	(3,653)
Cash proceeds from stock options	1,301	239

Net cash used provided by financing activities	(2,813)	(13,429)

Effects of foreign currency exchange rates on cash balances	(567)	—

Net increase (decrease) in cash and cash equivalents	18,677	(2,266)
Cash and cash equivalents, beginning of period	29,414	6,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,091	$4,467

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Preparation

The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries. This information should be read in conjunction with the financial statements set forth in The Dial Corporation Annual Report to Stockholders for the year ended December 31, 2001.

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. All adjustments, consisting of normal recurring accruals and accruals to record certain estimated exit costs and transaction costs necessary to dispose of the SPC business and accruals to record certain special charges (see note 2) and to present fairly the financial position as of March 30, 2002 and the results of operations and cash flows for the quarter ended March 30, 2002 and March 31, 2001, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Note 2. Discontinued Operation

On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels, and Nature’s Accents brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit costs. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and inventory, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to the closing.

As consideration for the sale, Dial received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. As of December 31, 2001, we had not recorded the $4.0 million in promissory notes because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we recorded the $2.0 million ($1.3 million after-tax) received as a reduction of the loss recognized on the sale of the SPC business.

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001, the first quarter of 2002 and is expected to generate savings in the second quarter of 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in an approximate $75.9 million capital loss for which no tax benefits were provided. We will realize benefits from this capital loss only to the extent that we generate capital gains in the future.

Net sales of the discontinued SPC business for the first quarter of 2001 were $10.2 million. As of March 30, 2002, our balance sheet includes approximately $0.5 million in net receivables, $3.5 million in trade accounts payable and $16.8 million in accrued liabilities and exit costs which were not assumed by the purchaser as a result of the sale.

Note 3. Effect of Change in Accounting Principle

Effective January 1, 2002, we recorded a $43.3 million after-tax impairment loss ($44.0 million pre-tax) on the goodwill and trademarks of our Argentina business as a result of implementing SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 established a new method of testing goodwill for impairment that was adopted by the Company on January 1, 2002. The impairment charge related to the Argentina business was calculated using a discounted cash flow model. The impairment charge was recorded as a Cumulative Effect of Change in Accounting Principle and, therefore, is not included in our operating income. The intangible impairment affected the Other reporting segment.

Note 4. Special Charges

2001 Special Charges

On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge for the closure of our Mexico City manufacturing facility and discontinuation of certain product inventories. We recorded $11.8 million ($10.2 million after-tax or $0.11 per share) related to these special charges. The activity in the first quarter of 2002 is summarized below:

	Ending reserves	Cash spent	Ending reserves
(in thousands)	at 12/31/01	during 2002	at 3/30/02

Employee separations	$823	$(632)	$191
Other exit costs	1,581	(833)	748

Total	$2,404	$(1,465)	$939

The income statement classification of amounts recorded with respect to the 2001 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first quarter of 2002.

We have sold or disposed of a portion of the discontinued product inventories and expect to sell or dispose of the remainder in 2002. In addition, we sold our Mexico facility for $2.7 million in the second quarter of 2002, resulting in a $1.7 million gain. As a result of the sale, we expect to record the gain on sale of the Mexico plant in the second quarter of 2002. Remaining cash requirements for the special charges will be funded from normal operations.

The projected timing, estimated cost and projected savings related to this 2001 Special Charge are based on management’s judgement in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause these operating benefits to differ materially from anticipated results.

2000 Special Charges

On June 28, 2000 and on October 18, 2000, we announced special charges related to the Specialty Personal Care business, the Dial/Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. Excluding the Specialty Personal Care portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $48.4 million ($34.1 million after-tax or $0.37 per share) during 2000. We reversed $1.1 million in charges to net income with respect to these special charges in 2001. At December 31, 2001, a $0.9 million reserve remained, which related to severance. During the first quarter of 2002, cash severance payments decreased the reserve to $0.7 million. Cash requirements for the special charges will be funded from normal operations.

Note 5. Dial/Henkel Joint Ventures

In April 1999, we formed Dial/Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany (“Henkel”). Dial and Henkel each owned 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business.

During the third quarter of 2000, the Dial/Henkel LLC joint venture decided to discontinue operations of Purex Advanced. As a result, Purex Advanced has been reflected as a discontinued operation within the Dial/Henkel LLC joint venture financial statements. In the third quarter of 2001, we announced the discontinuation of the last piece of the Dial/Henkel LLC joint venture, the Custom Cleaner home dry cleaning business.

In the second quarter of 2002, Henkel received certain intellectual property rights related to the former Custom Cleaner business in exchange for their interest in Dial/Henkel LLC. As a result, we will consolidate the Dial/Henkel LLC’s operations in the second quarter of 2002. As of March 30, 2002, the Dial/Henkel LLC’s balance sheet included $1.1 million in current assets and $2.6 million in current liabilities. We accounted for this joint venture under the equity method of accounting through the first quarter of 2002.

Note 6. Inventories

Inventories consisted of the following:

(in thousands)	March 30, 2002	December 31, 2001

Raw materials and supplies	$28,356	$30,891
Work in process	7,060	9,295
Finished goods	88,714	89,791

Total inventories	$124,130	$129,977

Note 7. Intangible Assets

Intangible amortizable assets consisted of the following:

(in thousands)	March 30, 2002			December 31, 2001

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Patents	$1,060	$(96)	$964	$1,002	$(82)	$920
Other intangibles	900	(533)	367	900	(516)	384

Total	$1,960	$(629)	$1,331	$1,902	$(598)	$1,304

Intangibles not subject to amortization consist of the following:

(in thousands)	March 30, 2002	December 31, 2001

Goodwill	$310,811	$353,002
Trademarks	39,559	41,645
Other intangibles	7,860	7,860
Total	$358,230	$402,507

In connection with the implementation of SFAS 142, effective January 1, 2002 we ceased amortizing our intangible assets with indefinite lives. As a result, net income from continuing operations for the quarter ended March 30, 2002 increased $1.8 million after-tax ($2.4 million pre-tax) or $0.02 per share.

Effective January 1, 2002, we recorded a $43.3 million after-tax impairment ($44.0 million pre-tax) to intangibles as a result of implementing SFAS 142. See Note 3 for further discussion of the impairment charge.

Note 8. Debt

Long-term debt consisted of the following:

(in thousands)	March 30, 2002	December 31, 2001

$250 million 7.0% Senior Notes due 2006, net of issue discount	$246,269	$246,768
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,625	198,573

Total long-term debt	$444,894	$445,341

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

In connection with the $250 million debt offering, we have entered into two separate interest rate swap agreements. Collectively, they have a notional value of $250 million. We receive fixed interest payments of 7.0% of the notional amount and make payments equal to 6 month LIBOR plus 182 basis points. Payments are exchanged each February and August 15, at which time the floating interest rate resets using the 6 month LIBOR rate in effect on that day. The terms of the interest rate swaps are for five years.

We also have outstanding $200 million of 6.5% Senior Notes due 2008, which were issued in 1998. The Indenture governing these Senior Notes also imposes restrictions on us with respect to, among other things, our ability to place liens on certain properties and enter certain sale and leaseback transactions.

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

In the first quarter of 2002, we terminated our existing credit facility and replaced it with a new $150 million revolving credit facility. The new facility is comprised of two commitments: $75 million under commitments available until March of 2005 and $75 million under commitments available until March 2003. In May 2002, this new credit facility was increased to $200 million, with $100 million available until March 2005 and $100 million available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change. There were no amounts borrowed under the facility at March 30, 2002.

Under the new facility, we are required to maintain minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentinean operations and/or the Armour food business and the previously discussed $43.3 million after-tax impairment charge ($44.0 million pre-tax) taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. This new facility also limits our ability, above certain amounts, to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and lease back transactions, place liens on properties and complete certain acquisitions without our lenders’ consent.

The events of default under our new $200 million credit facility include the following:

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

At March 30, 2002, we were in compliance with all covenants under our credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Note 9. Segments of an Enterprise

For organizational, marketing and financial reporting purposes, we are organized into two business segments: (i) Domestic Branded and (ii) Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution. On August 28, 2001 we disposed of our Specialty Personal Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of Specialty Personal Care as a discontinued operation. Prior to the fourth quarter of 2001, we included sales of discontinued products in the Other business segment. In the fourth quarter of 2001, we began to include sales of discontinued products in the business segment that launched the product. Effective January 1, 2002, we began to include the International operating segment in the Other business segment due to its immaterial size. Historical segment information has been restated to reflect the new segment structure.

The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market nondurable consumer packaged goods through grocery, drug and mass merchandiser retail outlets. It is comprised of the Personal Cleansing, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is included in the Personal Cleansing operating segment. Prior to January 1, 2002, we included sales of industrial chemicals, which includes soap pellets and chemicals, principally glycerin and fatty acids, that are by-products of the soap making process in Other business segment. Effective January 1, 2002, we began to include industrial chemicals in the Personal Cleansing operating segment. The segment information has been restated to reflect historical information.

Our Other business segment includes sales of our products, both branded and nonbranded, through the commercial channel to hotels, hospitals, schools and other institutional customers. It also includes the sale of consumer products outside of the United States, principally in Argentina, Canada, Mexico, Puerto Rico and the Caribbean.

Information as to our operations in different business segments is set forth below. The calculation of Operating Income for each segment includes an allocation of indirect general and administrative expenses based on each segment’s share of consolidated net sales. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

	Domestic
(in thousands)	Branded	Other	Total

Net Sales:
Quarter ended:
March 30, 2002	$272,626	$34,843	$307,469
March 31, 2001	250,171	42,764	292,935
Operating Income:
Quarter ended:
March 30, 2002	47,112	1,450	48,562
March 31, 2001	33,351	1,229	34,580
Goodwill at:
March 30, 2002	310,811	—	310,811
December 31, 2001	310,839	42,163	353,002
Assets at:
March 30, 2002	907,546	49,827	957,373
December 31, 2001	907,479	116,637	1,024,116

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward looking statements

Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements include, but are not limited to, our expected continuing tax benefits in the second quarter of 2002 from the sale of our SPC business; our expectation that Argentina will be break even on its earnings in 2002; our belief that the Kmart bankruptcy and related store closings could adversely impact our financial results; our expectations for earnings per share, before special charges, for 2002; our expectation that our operating margin will improve 175 to 200 basis points in 2002; our expected reduction of net debt in 2002 of approximately $90 million; our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition; and our expected capital expenditures in 2002 of approximately $39 million. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties that are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

Potential Sale of Dial

On August 3, 2001, we announced that our Board of Directors had reviewed our options as a company and decided that our shareholders would be best served if we were part of a larger enterprise. In this regard, although we will continue to focus on improving our operating results as a standalone company, the Board believes that we should concurrently explore opportunities to become part of a larger company, with each pursuit intended to maximize shareholder value. These opportunities may include exploring transactions with multiple parties. We have been working with Goldman Sachs & Co. and will continue to do so as we evaluate any opportunities for Dial to be part of a larger company.

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

Sale of Specialty Personal Care Segment

On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels, and Nature’s Accents brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit costs. Proceeds from the sale were primarily used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and inventory, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to the closing.

As consideration for the sale, Dial received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. As of December 31, 2001, we had not recorded the $4.0 million in promissory notes because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we recorded the $2.0 million ($1.3 million after-tax) received as a reduction of the loss recognized on the sale of the SPC business.

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001, the first quarter of 2002 and is expected to generate cash savings in the second quarter of 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in an approximate $75.9 million capital loss for which no tax benefits were provided. We will realize benefits from this capital loss only to the extent that we generate capital gains in the future.

Net sales of the discontinued SPC business for the first quarter of 2001 were $10.2 million. As of March 30, 2002, our balance sheet includes approximately $0.5 million in net receivables, $3.5 million in trade accounts payable and $16.8 million in accrued liabilities and exit costs which were not assumed by the purchaser as a result of the sale.

Special Charges

2001 Special Charges

On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special for the closure of our Mexico City manufacturing facility and discontinuation of certain product inventories. We recorded $11.8 million ($10.2 million after-tax or $0.11 per share) related to these special charges. The activity in the first quarter of 2002 is summarized below:

	Ending reserves at	Cash spent	Ending reserves at
(in thousands)	12/31/01	during 2002	3/30/02

Employee separations	$823	$(632)	$191
Other exit costs	1,581	(833)	748

Total	$2,404	$(1,465)	$939

The income statement classification of amounts recorded with respect to the 2001 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first quarter of 2002.

We have sold or disposed of a portion of the discontinued product inventories and expect to sell or dispose of the remainder in 2002. In addition, we sold our Mexico facility for $2.7 million in the second quarter of 2002, resulting in a $1.7 million gain. As a result of the sale, we expect to record the gain on sale of the Mexico plant in the second quarter of 2002. Remaining cash requirements for the special charges will be funded from normal operations.

The projected timing, estimated cost and projected savings related to this 2001 Special Charge are based on management’s judgement in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve. Among other matters, unforeseen changes in operating requirements and other factors referred to in Exhibit 99 to this Form 10-Q could cause these operating benefits to differ materially from anticipated results.

2000 Special Charges

On June 28, 2000 and on October 18, 2000, we announced special charges related to the Specialty Personal Care business, the Dial/Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. Excluding the Specialty Personal Care portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $48.4 million ($34.1 million after-tax or $0.37 per share) during 2000. We reversed $1.1 million in charges to net income with respect to these special charges in 2001. At December 31, 2001, a $0.9 million reserve remained, which related to severance. During the first quarter of 2002, cash severance payments decreased the reserve to $0.7 million. Cash requirements for the special charges will be funded from normal operations.

Recent Developments

Deteriorating Economic Conditions in Argentina

In the first quarter of 2002, we recorded a currency translation adjustment of $27.1 million as a direct charge to our stockholders’ equity reflecting a 44% currency devaluation of the Argentine Peso. This non-cash adjustment did not have a material impact on net income but did reduce stockholders’ equity. Argentina accounted for approximately $12.9 million and $21.8 million of our net sales and incurred net operating income of approximately $0.4 million and $0.4 million in the first quarters of 2002 and 2001, respectively. In light of the devaluation of the Argentine Peso and the deteriorating economic conditions in Argentina, our sales and operating results in Argentina have been and will continue to be adversely impacted in 2002. Contingency planning is in place in the form of cuts in manufacturing, marketing, and administrative expenses to try to limit Argentina’s impact on our earnings, and we currently expect that Argentina will be about break even on its earnings in 2002. However, the situation in Argentina is changing rapidly, and it is difficult to predict with certainty the impact that Argentina will have on Dial’s net sales and operating results in 2002.

We are reviewing strategic alternatives with respect to our Argentina business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision was made in the future to divest this business, a write-down of assets to their estimated market value would be required. As of March 30, 2002, our investment in our Argentina business was $32.1 million. We would also be required to reverse the $89.3 million currency translation adjustment related to our Argentina business that is currently recorded in equity and take that charge to the income statement.

Kmart Bankruptcy

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. We sell products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc., but also sell products to Kmart directly. Fleming has been approved as a critical vendor for Kmart and currently is receiving timely payment from Kmart for sales made after the date that Kmart filed for bankruptcy protection.

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

2002 Outlook

Beginning in January 2002, the Company adopted SFAS 142 “Goodwill and Other Intangible Assets.” Under this statement, goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to annual impairment tests. We recorded approximately $9.9 million ($7.6 million after-tax or $0.08 per share) of goodwill amortization expense for the year ended December 31, 2001, which has ceased in 2002. Effective January 1, 2002, we recorded a $43.3 million after-tax impairment loss ($44.0 million pre-tax) on the goodwill and trademarks of our Argentina business as a result of implementing SFAS 142. We currently expect our earnings from continuing operations to be approximately $1.06 to $1.08, before special charges, for the full year. If we continue to experience favorable sales trends and product costs, we could exceed the full year estimate by $0.01 to $0.02. Operating margin is expected to improve 175 to 200 basis points.

Comparison of the First Quarter of 2002 with the First Quarter of 2001

Net sales for the quarter increased 5.0% to $307.5 million from $292.9 million in the same period in 2001 primarily as a result of 9.0% increase in our Domestic Branded segment and a decrease of 18.5% in our Other segment.

Net sales in our Domestic Branded segment increased 9.0% to $272.6 million from $250.2 million in the same period last year. Net sales information for the businesses included in our Domestic Branded segment is set forth below:

	First Quarter		Increase / (Decrease)

(in millions)	2002	2001	Amount	Percentage

Personal Cleansing	$86.4	$82.6	$3.8	4.6%
Laundry Care	107.3	91.7	15.6	17.0%
Air Fresheners	37.1	39.5	(2.4)	(6.1)%
Food Products	41.8	36.4	5.4	14.8%

Total Domestic Branded	$272.6	$250.2	$22.4	9.0%

The increase in Personal Cleansing sales resulted from strong growth in body wash products offset in part by lower bar soap sales. Bar soap sales are down primarily due to higher promotional incentives and a consumer preference for body wash products over bar soap products. We currently expect that this consumer preference trend will continue. The increase in Laundry Care sales is primarily due to an increase in Purex liquid detergent. The decrease in Air Fresheners resulted primarily from the discontinuation of Fresh Gels and declines in candle sales and One Touch electric scented oil sales offset in part by strong performance of Adjustables. The increase in Food Products resulted primarily from increased sales of Armour branded Vienna sausage and private label products.

Net sales in our Other segment decreased 18.5% to $34.8 million from $42.8 million primarily due to the peso devaluation and economic instability offset in part by increases sales in Canada and in our hotel amenities business. Volume shortfalls in Argentina were partially offset by price increases and increased Export sales.

Our gross margin improved by 470 basis points to 36.4% from 31.7% in the same period in 2001. This improvement is primarily the result of higher volumes, manufacturing efficiencies and lower raw material and energy costs.

Selling, general and administrative expenses increased 8.4% to $63.3 million in the first quarter of 2002 from $58.4 million in the first quarter of 2001. This increase is primarily the result of higher employee performance-based compensation offset in part by lower intangible amortization expense of $2.4 million due to the implementation of SFAS 142.

Interest and other expenses decreased 20.5% to $11.0 million from $13.9 million in the same period in 2001. The decrease was primarily due to lower debt levels offset in part by $1.1 million charge to write-off the old credit agreement.

We did not recognize any income from the Dial/Henkel joint venture in the first quarter of 2002. Our share of the Dial/Henkel joint venture income in the first quarter of 2001 resulted from lower than expected costs associated with the discontinued Purex Advanced business.

Our effective tax rate from continuing operations increased to 37.2% from 35.3% in the same period in 2001. This increase is primarily attributable to less income in foreign jurisdictions that have lower tax rates, lower benefits relating to foreign sales and a decrease in non-taxable joint venture income. These increases were offset in part by a decrease in nondeductible goodwill as a result of implementing SFAS 142.

Income from continuing operations before cumulative effect of change in accounting principle was $23.6 million or $0.25 per diluted share, versus a $14.7 million or $0.16 per diluted share in the first quarter of 2001. As discussed above, this increase in income is primarily attributable to higher sales, higher gross margin, and lower interest costs.

Liquidity and Capital Resources

Net debt decreased $19.1 million to $396.8 million from $415.9 million at December 31, 2001. Net debt is total debt less cash and cash equivalents. The decrease in net debt was funded from cash from operations in the first quarter of 2002.

Cash flow from operations in the first three months of 2002 was $22.7 million compared to a use of cash for operating activities of $15.5 million in the same period in 2001. The increase in cash provided from operations is primarily attributable to an increase in income from continuing operations and the effect of income tax benefits generated from the sale of our SPC business. Reduction of net debt, as defined above, is currently expected to be approximately $90 million during 2002.

Capital expenditures for the first three months of 2002 were $2.9 million. Capital spending in 2002 is currently expected to approximate $39 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic and administrative costs. Our spending plans are dependent on the availability of funds, as well as identification of projects with sufficient returns. As a result, there can be no assurance as to the quantity and the type of capital spending in the future.

The following table outlines our future contractual financial obligations, in thousands as of March 30, 2002, due by period:

		Less than	1-3	4-5	After 5
(in thousands)	Total	1 year	years	years	years

Long-term debt	$444,894	$—	$—	$246,269	$198,625
Operating leases	62,889	12,014	26,987	15,536	8,352
Unconditional purchase obligations	20,592	20,592	—	—	—

Total contractual cash obligations	$528,375	$32,606	$26,987	$261,805	$206,977

(1)	See the consolidated financial statements included in our Annual Report on Form 10-K for additional information concerning our operating leases.

(2)	Consists of obligations to purchase certain raw materials that are expected to be used in less than one year in the ordinary course of business.

The following table outlines our other future commercial commitments, in thousands as March 30, 2002, by the amount of commitment that expires per period:

		Less than	1-3	4-5	After 5
(in thousands)	Total	1 year	years	years	years

Standby letters of credit	$150	$75	$75	$—	$—
Other commercial commitments	250	250	—	—	—

Total commercial commitments	$400	$325	$75	$—	$—

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

In connection with the $250 million debt offering, we have entered into two separate interest rate swap agreements. Collectively, they have a notional value of $250 million. We receive fixed interest payments of 7.0% of the notional amount and make payments equal to 6 month LIBOR plus 182 basis points. Payments are exchanged each February and August 15, at which time the floating interest rate resets using the 6 month LIBOR rate in effect on that day. The terms of the interest rate swaps are for five years.

We also have outstanding $200 million of 6.5% Senior Notes due 2008, which were issued by us in 1998. The Indenture governing these Senior Notes also imposes restrictions on us with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions. The interest rate swaps do subject us to the risk of changes in LIBOR based interest rates. At March 30, 2002, the interest rate swaps had a fair market loss associated with them of $0.7 million.

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

In the first quarter of 2002, we terminated our existing credit facility and replaced it with a new $150 million revolving credit facility. The new facility is comprised of two commitments: $75 million under commitments available until March of 2005 and $75 million under commitments available until March 2003. In May of 2002, this new credit facility was increased to $200 million, with $100 million available until March 2005 and $100 million available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change. There were no amounts borrowed under this facility at March 30, 2002.

Under the new facility, we are required to maintain minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentinean operations and/or the Armour food business and the previously discussed $43.3 million after-tax impairment charge ($44.0 million pre-tax) taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. This new facility also limits our ability, above certain amounts, to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and lease back transactions, place liens on properties and complete certain acquisitions without our lenders’ consent.

The events of default under our new $200 million credit facility include the following:

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

At March 30, 2002, we were in compliance with all covenants under our credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). There was no effect from adopting SFAS 144 effective January 1, 2002, as required.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, goodwill and intangibles assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS 142 also established a new method of testing goodwill for impairment. We adopted SFAS 142 effective January 1, 2002, and expect that as a result our annual amortization expense will be reduced by approximately $9.9 million ($7.6 million annually after-tax or $0.08 per share). We recorded an impairment charge on our Argentina intangible assets from the change in accounting principle in the first quarter of 2002. The amount of the charge is $43.3 million after-tax and was recorded as a Cumulative Effect of Change in Accounting Principle.

The Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product’s”. EITF 01-09 consolidates the previously discussed Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF 01-09 does not change the accounting treatment set forth by EITF 00-14 and EITF 00-25. We adopted EITF 01-09 effective January 1, 2002.

The implementation of EITF 01-09 requires a change to the way we classify certain sales incentives that were previously recorded as selling, general and administrative expenses. We have restated our historical net sales, cost of sales, and selling, general and administrative expense for 2001 as a result of the implementation of the consensus of Issue 01-09. The accounting treatment before and after the implementation of Issue 00-09 is summarized below:

	First quarter		Treatment prior to
(in millions)	of 2001	Current treatment	January 1, 2002

Trade promotions	$94.1	Reduction of net sales	Selling, general and administrative expense

Coupons and rebates	2.6	Reduction of net sales	Selling, general and administrative expense

Free product	1.5	Increase to cost of goods sold	Selling, general and administrative expense

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. After discovery was completed, Dial filed a dispositive motion, which was granted in part and denied in part by the Court in an opinion issued in the third quarter of 2001. The Court granted Dial’s motion to dismiss the claims of thirteen individuals and denied its motion with respect to the remaining individuals. We petitioned the Seventh Circuit Court of Appeals to review the U.S. District Court’s ruling on our summary judgment motion, but the Seventh Circuit Court denied our petition for an interlocutory appeal. A trial date has not been set, although we currently anticipate that trial will be scheduled to begin in late 2002. We currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, assurances cannot be given regarding the ultimate outcome of this matter.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

10(a).	The Dial Corporation Benefits Protection Trust for Change-in-Control Arrangements.

99.	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

(B)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated January 7, 2002, reporting that Dial issued a press release relating to the earnings release conference call held on Thursday, January 24, 2002, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated January 24, 2002, reporting that Dial issued a press release relating to its fourth quarter and full year 2001 earnings and outlook for 2002, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated February 13, 2002, reporting that Dial issued a press release relating to its analyst and investor conference to be held on Tuesday, February 19, 2002, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated February 19, 2002, reporting that, in response to analyst requests, Dial supplied information concerning net sales for each of the quarters in 2000 and 2001 after giving effect to the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives” and EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s

Products.” Dial also reported that it would be hosting an analyst and investor conference at its headquarters building in Scottsdale, Arizona, a copy of such presentation was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated March 12, 2002, reporting that Dial issued a press release announcing that Chairman, President & CEO, Herbert M. Baum, and Executive Vice President & CFO, Conrad A. Conrad, would present to investors at the Merrill Lynch 15th Annual Global Branded Consumer Products Conference on Tuesday, March 19, 2002, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated March 19, 2002, reporting that Dial issued a press release announcing that Chairman, President & CEO, Herbert M. Baum, and Executive Vice President & CFO, Conrad A. Conrad, would present to investors at the Merrill Lynch 15th Annual Global Branded Consumer Product Conference. The release also announced that Dial believed that its first quarter 2002 earnings would exceed Street estimates as reported by First Call, excluding the effect of the change in accounting principle that would result in an approximate $43 million after-tax impairment charge for Argentina in the first quarter. A copy of the press release was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated March 25, 2002, reporting that Dial issued a press release announcing that The Dial Corporation conference call to review first quarter 2002 results would be held on Thursday, April 18, 2002 at 9:00 a.m. EDT, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated April 4, 2002, reporting that Dial issued a press release announcing that Chairman, President and CEO, Herbert M. Baum, and Executive Vice President and CFO, Conrad A. Conrad would present to investors at the Banc of America Securities Consumer Conference, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated April 9, 2002, reporting that Dial issued a press release announcing that The Dial Corporation’s CEO and CFO would present to investors at the Banc of America Securities Consumer Conference. This release also announced that Dial expects that its earnings per share, before special charges, will be $0.24 to $0.25 for the first quarter of 2002 and $1.06 to $1.08 for the year, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated April 18, 2002, reporting that Dial issued a press release relating to its financial results for the first quarter ended March 31, 2002, and its outlook for second quarter and full year 2002, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated May 7, 2002, reporting that Dial issued a press release announcing that Chairman, President and CEO, Herbert M. Baum, and Executive Vice President and CFO, Conrad A. Conrad, would present to investors at the Goldman Sachs Global Consumer Products Conference, a copy of which was filed as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

May 14, 2002

/s/ Conrad A. Conrad

Conrad A. Conrad

Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

/s/ John F. Tierney

John F. Tierney

Senior Vice President and Controller
(Principal Accounting Officer and Authorized Officer)

EXHIBIT INDEX

10(a).	The Dial Corporation Benefits Protection Trust for Change-in-Control Arrangements.

99.	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.