Form 10-Q
period 2002-06-29
DIAL CORP /NEW/
filed 2002-08-09
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

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

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on July 27, 2002 was 94,849,979.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(in thousands, except share data)	June 29, 2002	December 31, 2001

ASSETS

Current Assets:

Cash and cash equivalents	$127,054	$29,414

Receivables, less allowance of $2,953 and $5,131	95,472	94,189

Inventories	138,279	129,977

Deferred income taxes	25,449	23,412

Income tax receivable	—	12,567

Other current assets	3,635	9,492

Total current assets	389,889	299,051

Property and equipment, net	230,526	252,957

Deferred income taxes	45,867	49,817

Intangibles, net	359,875	403,811

Other assets	20,092	18,480

	$1,046,249	$1,024,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$106,718	$98,952

Income taxes payable	34,893	—

Other current liabilities	146,981	151,630

Total current liabilities	288,592	250,582

Long-term debt	454,096	445,341

Pension and other benefits	224,559	239,286

Other liabilities	6,502	7,029

Total liabilities	973,749	942,238

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares authorized; 105,712,924 and 105,712,924 shares issued	1,057	1,057

Additional capital	425,733	420,611

Retained income	14,308	6,736

Accumulated other comprehensive loss	(102,943)	(75,502)

Employee benefits	(49,906)	(55,542)

Treasury stock, 10,862,884 and 10,847,386 shares held	(215,749)	(215,482)

Total stockholders’ equity	72,500	81,878

	$1,046,249	$1,024,116

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended

(in thousands, except per share data)	June 29, 2002	June 30, 2001

Net sales	$333,269	$315,656

Costs and expenses:

Cost of products sold	205,924	213,179

Asset writedowns and other special items (net gain)	(1,182)	—

Total cost of products sold	204,742	213,179

Selling, general and administrative expenses	68,162	65,771

Total costs and expenses	272,904	278,950

Operating income	60,365	36,706

Interest and other expenses	(9,459)	(12,023)

Net income of joint ventures	1,749	4

Income from continuing operations before income taxes	52,655	24,687

Income taxes on continuing operations	19,222	8,728

Income from continuing operations	33,433	15,959

Discontinued operation:

Loss from operation of discontinued Specialty Personal Care segment, net of income tax benefit of $327	—	(1,218)

Total loss from discontinued operation	—	(1,218)

NET INCOME	$33,433	$14,741

Basic net income per common share:

Income from continuing operations	$0.36	$0.17

Loss from discontinued operation	—	(0.01)

NET INCOME PER SHARE — BASIC	$0.36	$0.16

Diluted net income per common share:

Income from continuing operations	$0.35	$0.17

Loss from discontinued operation	—	(0.01)

NET INCOME PER SHARE — DILUTED	$0.35	$0.16

Weighted average basic shares outstanding	92,243	91,368

Weighted average equivalent shares	2,235	442

Weighted average diluted shares outstanding	94,478	91,810

NET INCOME	$33,433	$14,741

Other comprehensive income:

Foreign currency translation adjustment	(7,671)	224

COMPREHENSIVE INCOME	$25,762	$14,965

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended

(in thousands, except per share data)	June 29, 2002	June 30, 2001

Net sales	$640,738	$608,591

Costs and expenses:

Cost of products sold	401,574	413,168

Asset writedowns and other special items (net gain)	(1,182)	—

Total cost of products sold	400,392	413,168

Selling, general and administrative expenses	131,420	124,137

Total costs and expenses	531,812	537,305

Operating income	108,926	71,286

Interest and other expenses	(20,483)	(25,895)

Net income of joint ventures	1,749	2,003

Income from continuing operations before income taxes and cumulative effect of the change in accounting principle	90,192	47,394

Income taxes on continuing operations	33,187	16,741

Income from continuing operations before cumulative effect of the change in accounting principle	57,005	30,653

Discontinued operation:

Loss from operation of discontinued Specialty Personal Care segment, net of income tax benefit of $877	—	(2,815)

Adjustment of loss on disposal of discontinued Specialty Personal Care segment, net of income tax provision of $740	1,260	—

Total gain (loss) from discontinued operation	1,260	(2,815)

Cumulative effect of the change in accounting principle, net of income tax of $661	(43,308)	—

NET INCOME	$14,957	$27,838

Basic net income per common share:

Income from continuing operations	$0.62	$0.34

Income (loss) from discontinued operation	0.01	(0.03)

Cumulative effect of the change in accounting principle	(0.47)	—

NET INCOME PER SHARE — BASIC	$0.16	$0.30

Diluted net income per common share:

Income from continuing operations	$0.61	$0.33

Income (loss) from discontinued operation	0.01	(0.03)

Cumulative effect of the change in accounting principle	(0.46)	—

NET INCOME PER SHARE — DILUTED	$0.16	$0.30

Weighted average basic shares outstanding	92,020	91,326

Weighted average equivalent shares	1,840	299

Weighted average diluted shares outstanding	93,860	91,625

NET INCOME	$14,957	$27,838

Other comprehensive income (loss):

Foreign currency translation adjustment	(34,695)	(232)

COMPREHENSIVE INCOME (LOSS)	$(19,738)	$27,606

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended

(in thousands)	June 29, 2002	June 30, 2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$14,957	$27,838

Adjustments to reconcile net income to net cash provided by operating activities:

Discontinued operations, net of tax	(1,260)	2,815

Effect of change in accounting principle, net of tax	43,308

Depreciation	18,194	19,339

Amortization	61	4,916

Deferred income taxes	(1,736)	1,594

Asset writedowns and other special items, net	(1,182)	—

Change in operating assets and liabilities:

Receivables	(12,107)	13,627

Inventories	(15,013)	(765)

Trade accounts payable	14,617	(18,236)

Income taxes payable	43,433	(4,706)

Other assets and liabilities, net	4,833	5,787

Net cash provided by operating activities	108,105	52,209

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:

Capital expenditures	(12,741)	(9,655)

Proceeds from disposition of discontinued operation	2,000	—

Investment in and transfers from discontinued operation	—	30,661

Proceeds from sale of assets	2,993	2,271

Net cash (used) provided by investing activities	(7,748)	23,277

CASH FLOWS USED BY FINANCING ACTIVITIES:

Net change in long-term debt	(492)	(20,804)

Net change in short-term bank debt	—	(46,777)

Dividends paid on common stock	(7,339)	(7,288)

Cash proceeds from stock options	6,549	627

Net cash used by financing activities	(1,282)	(74,242)

Effects of foreign currency exchange rates on cash balances	(1,435)	—

Net increase in cash and cash equivalents	97,640	1,244

Cash and cash equivalents, beginning of period	29,414	6,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,054	$7,977

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. All adjustments, consisting of normal recurring accruals and accruals to record certain estimated exit costs and transaction costs necessary to dispose of the SPC business in 2001 and accruals to record certain special charges (see notes 2 and 5) necessary to present fairly the financial position as of June 29, 2002 and the results of operations and cash flows for the three months and six months ended June 29, 2002 and June 30, 2001, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and the first and second quarters of 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in an approximate $54.2 million capital loss for which no tax benefits were provided. We will realize benefits from this capital loss only to the extent that we generate capital gains in the future.

Net sales of the discontinued SPC business for the second quarter and the first six months of 2001 were $10.6 million and $20.8 million, respectively. As of June 29, 2002, our balance sheet includes approximately $19.5 million in liabilities and exit costs which were not assumed by the purchaser as a result of the sale. The majority of these remaining SPC liabilities are for lease costs of former SPC facilities. These SPC liabilities will be adjusted in the future if our estimates of remaining lease and other exit costs change. The affect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss from discontinued operations.

Note 3. Effect of Change in Accounting Principle

Effective January 1, 2002, we recorded a $43.3 million after-tax impairment loss ($44.0 million pre-tax) on the goodwill and trademarks of our Argentina business as a result of adopting Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”. SFAS 142 established a new method of testing goodwill for impairment. The impairment associated with the Argentina business was calculated using a discounted cash flow model. The impairment charge was recorded in our Income Statement as a Cumulative effect of the change in accounting principle and, therefore, is not included in our operating income. This intangible impairment affected the Other reporting segment.

Note 4. Economic Conditions in Argentina

In the first six months of 2002, we recorded a currency translation adjustment of $35.5 million as a direct charge to our stockholders’ equity, reflecting the devaluation of our net assets in Argentina as a result of a 58% currency devaluation of the Argentine Peso. This non-cash adjustment did not impact net income. Our Argentina business accounted for approximately $26.1 million and $41.2 million of our net sales in the first six months of 2002 and 2001, respectively. In light of the devaluation of the Argentine Peso and the deteriorating economic conditions in Argentina, our sales in Argentina have been and may continue to be adversely impacted in 2002. Through the first six months ended June 29, 2002, our operating results in Argentina have been better than we originally anticipated. However, the situation in Argentina is changing rapidly, and it is difficult to predict with certainty the impact that Argentina will have on our net sales and operating results in 2002.

We are reviewing strategic alternatives with respect to our Argentina business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest this business, a writedown of assets to their estimated market value would be required. As of June 29, 2002, our investment in our Argentina business was approximately $26.0 million. We would also be required to reverse the $97.6 million currency translation adjustment related to our Argentina business that is currently recorded in stockholders’ equity and take that charge to the income statement.

Note 5. Special Items

2002 Special Gain

We recorded a net gain of $2.9 million ($2.2 million after-tax or $0.02 per diluted share) in the second quarter of 2002 associated with the previously dissolved joint venture with Henkel KGaA of Germany (“Henkel”) and from the sale of our Mexico City facility, offset in part by a writedown of fixed assets in our Guatemala facility. The gain from our Dial/Henkel joint venture of $1.7 million was included in Net income of joint ventures for income statement purposes. We sold our Mexico facility for $2.7 million, resulting in a pre-tax gain of $2.4 million, which was offset in part by a writedown of the carrying value of our Guatemala facility by approximately $1.2 million, pre-tax. For income statement purposes, the gain on the sale of our Mexico facility and the writedown of fixed assets in our Guatemala facility are included in Asset writedowns and other special items (net gain).

2001 Special Charges

In the third quarter of 2001, we recorded an $11.8 million special charge ($10.2 million after-tax) to consolidate manufacturing facilities in the United States and Argentina, to close our Mexico City manufacturing facility and to discontinue certain product inventories. The activity in the first six months of 2002 is summarized below:

	Ending		Ending
	reserves at	Cash spent	reserves at
(in thousands)	12/31/01	during 2002	6/29/02

Employee separations	$823	$(823)	$—

Other exit costs	1,581	(1,094)	487

Total	$2,404	$(1,917)	$487

The income statement classification of amounts recorded with respect to the 2001 special charges have been previously disclosed and no additional amounts were charged to net income in the first six months of 2002. Remaining cash requirements for the special charges will be funded from normal operations.

The projected timing, estimated cost and projected savings related to this 2001 special charge are based on management’s judgement in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve.

2000 Special Charges

At December 31, 2001, a $0.9 million liability remained that related to severance from special charges taken in 2000. During the first six months of 2002, cash severance payments decreased the liability to $0.6 million. Remaining cash requirements for these special charges will be funded from normal operations.

Note 6. Dial/Henkel Joint Venture

In April 1999, we formed Dial/Henkel LLC, a joint venture with Henkel. Dial and Henkel each owned 50% of this joint venture. The joint venture was formed to develop and market a range of enhanced laundry products in North America. In July 1999, the joint venture acquired the Custom Cleaner home dry-cleaning business. During the third quarter of 2001, the joint venture discontinued the Custom Cleaner home dry cleaning business.

In the second quarter of 2002, Henkel received certain intellectual property rights related to the former Custom Cleaner business in exchange for their interest in Dial/Henkel LLC. As a result, we consolidated Dial/Henkel LLC’s operations in the second quarter of 2002. Prior to our assumption of Henkel’s interest in Dial/Henkel LLC, we accounted for this joint venture under the equity method of accounting. In the second quarter of 2002, we recorded a gain of $1.7 million ($1.6 million after-tax) related to lower than expected costs associated with the discontinued Custom Cleaner business. For income statement purposes, the gain was included in Net income of joint ventures.

Note 7. Inventories

Inventories consisted of the following:

(in thousands)	June 29, 2002	December 31, 2001

Raw materials and supplies	$37,523	$30,891

Work in process	7,471	9,295

Finished goods	93,285	89,791

Total inventories	$138,279	$129,977

Note 8. Intangible Assets

Intangible amortizable assets consisted of the following:

(in thousands)	June 29, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$1,320	$(112)	$1,208	$1,002	$(82)	$920

Other intangibles	900	(547)	353	900	(516)	384

Total	$2,220	$(659)	$1,561	$1,902	$(598)	$1,304

Intangibles not subject to amortization consist of the following:

(in thousands)	June 29, 2002	December 31, 2001

Goodwill	$311,902	$353,002

Trademarks	39,709	41,645

Other intangibles	6,703	7,860

Total	$358,314	$402,507

In connection with the implementation of SFAS 142, effective January 1, 2002 we ceased amortizing our intangible assets with indefinite lives. As a result, income from continuing operations for the second quarter increased $1.9 million after-tax ($2.5 million pre-tax) or $0.02 per diluted share and for the first six months of 2002 increased $3.7 million after-tax ($4.9 million pre-tax) or $0.04 per diluted share.

Effective January 1, 2002, we recorded a $43.3 million after-tax impairment ($44.0 million pre-tax) to intangibles as a result of implementing SFAS 142. See Note 3 for further discussion of this impairment charge.

Note 9. Debt

Long-term debt consisted of the following:

(in thousands)	June 29, 2002	December 31, 2001

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,113	$246,768

$200 million 6.5% Senior Notes due 2008, net of issue discount	199,078	198,573

Total Long-term debt	446,191	445,341

Fair market gain of interest rate swap	7,905	—

Reported Long-term debt	$454,096	$445,341

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

In connection with the $250 million debt offering, we have entered into two separate interest rate swap agreements. Collectively, they have a notional value of $250 million. We receive fixed interest payments of 7.0% of the notional amount and make payments equal to 6 month LIBOR-plus 182 basis points. Payments are exchanged each February and August 15, at which time the floating interest rate resets using the 6 month LIBOR rate in effect on that day. The terms of the interest rate swaps are for five years. The interest rate swaps subject us to the risk of changes in LIBOR-based interest rates. At June 29, 2002, the interest rate swaps had a fair market gain associated with them of $7.9 million. At June 29, 2002, the gain is included in Other assets with an offsetting increase to Long-term debt. There is no income statement effect.

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

In the first quarter of 2002, we terminated our existing credit facility and replaced it with a new $150 million revolving credit facility. The new facility was comprised of two commitments: $75 million under commitments available until March of 2005 and $75 million under commitments available until March 2003. In May of 2002, this new credit facility was increased to $200 million, with $100 million available until March 2005 and $100 million available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change. There were no amounts borrowed under the facility at June 29, 2002.

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

At June 29, 2002, we were in compliance with all covenants under our credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Note 10. Segments of an Enterprise

For organizational, marketing and financial reporting purposes, we are organized into two business segments: (i) Domestic Branded and (ii) Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution. On August 28, 2001, we disposed of our Specialty Personal Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of Specialty Personal Care as a discontinued operation. Prior to the fourth quarter of 2001, we included sales of discontinued products in the Other business segment. In the fourth quarter of 2001, we began to include sales of discontinued products in the business segment that launched the product. Effective January 1, 2002, we began to include the International operating segment in the Other business segment due to its immaterial size. Historical segment information has been restated to reflect the new segment structure.

The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market nondurable consumer packaged goods through grocery, drug and mass merchandiser retail outlets. It is comprised of the Personal Cleansing, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is included in the Personal Cleansing operating segment. Prior to January 1, 2002, we included sales of industrial chemicals, which includes soap pellets and chemicals, principally glycerin and fatty acids that are by-products of the soap making process, in the Other business segment. Effective January 1, 2002, we began to include industrial chemicals in the Personal Cleansing operating segment within the Domestic Branded business segment. The segment information has been restated to reflect historical information.

Our Other business segment includes sales of our products, both branded and nonbranded, through the commercial channel to hotels, hospitals, schools and other institutional customers. It also includes the sale of consumer products outside of the United States, principally in Argentina and Canada.

Information as to our operations in different business segments is set forth below. The calculation of operating income for each segment includes an allocation of indirect general and administrative expenses based on each segment’s share of our consolidated net sales. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

	Domestic
(in thousands)	Branded	Other	Total

Net Sales:

Quarter ended:

June 29, 2002	$295,466	$37,803	$333,269

June 30, 2001	271,358	44,298	315,656

Six months ended:

June 29, 2002	568,091	72,647	640,738

June 30, 2001	521,529	87,062	608,591

Operating Income (Loss):

Quarter ended:

June 29, 2002 (1)	52,933	7,432	60,365

June 30, 2001	39,286	(2,580)	36,706

Six months ended:

June 29, 2002 (1)	100,046	8,880	108,926

June 30, 2001	72,637	(1,351)	71,286

Goodwill at:

June 29, 2002	311,902	—	311,902

December 31, 2001	310,839	42,163	353,002

Assets at:

June 29, 2002	993,816	52,433	1,046,249

December 31, 2001	907,479	116,637	1,024,116

(1)	Includes special items that net to a $1.2 million gain ($2.4 million gain in Other offset in part by a $1.2 million charge in Domestic Branded) in the second quarter of 2002.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Forward looking statements

Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward looking statements include, but are not limited to:

•	our expectation that net sales, excluding Argentina, will rise 3% to 4% in the second half of 2002 versus the same period last year

•	our expectation that net sales, including Argentina, will rise 2% in the second half of 2002 versus the same period last year

•	our expectation that operating margin will improve approximately 150 basis points

•	our expectation that earnings from continuing operations, before special items, will be approximately $1.19 per share for full year 2002

•	our expected capital expenditures in 2002 of approximately $40 million, and

•	our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales incentives, long-lived assets, income taxes, discontinued operations, self-insurance, environmental matters, pension and other post retirement benefits, contingencies and litigation, product returns, bad debts, inventories, and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Accounting policies are considered critical when they are both significant to the portrayal of our financial condition and results, and they require difficult, subjective, or complex judgements or estimates. We consider our critical accounting policies to include our calculation and treatment of the following expenses:

•	Sales incentives

•	Long-lived assets

•	Deferred tax assets

•	Other reserves and allowances.

Sales incentives

Sales incentives include coupons, rebates, free products, consideration and allowances given to retailers for space in their stores (slotting fees), consideration and allowances given to obtain favorable display positions in the retailer’s stores and other promotional activity. We record these promotional activities as a reduction of sales in the period during which the related product ships.

Estimated sales incentives are calculated and recorded at the time related sales are made, based primarily on standard trade promotion rates and consideration of recent promotional activities. We review our assumptions and adjust our reserves quarterly. Our financial statements could be materially impacted if the standard promotion rates fluctuate from the actual rate.

Long-lived assets

We evaluate the recoverability of property and equipment and intangibles with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Deferred tax assets

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Other reserves and allowances

We have several reserves that require significant judgment and estimates. These areas include our reserves for discontinued operations, self insurance (primarily workers’ compensation) and environmental matters. We use historical information, third party experts and outside advisors to review the facts and assist us in calculating the estimated liability. These reserves are reviewed quarterly for adjustment.

Potential Sale of Dial

On August 3, 2001, we announced that our Board of Directors had reviewed our options as a company and decided that our long-term interests and those of our shareholders would be best served if we were part of a larger enterprise. In this regard, although we will continue to focus on improving our operating results as a standalone company, the Board believes that we should concurrently explore opportunities to become part of a larger company, with each pursuit intended to maximize shareholder value. These opportunities may include exploring transactions with multiple parties. We have been working with Goldman Sachs & Co. and may continue to do so as we evaluate any opportunities for Dial to be part of a larger company.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and the first and second quarters of 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in an approximate $54.2 million capital loss for which no tax benefits were provided. We will realize benefits from this capital loss only to the extent that we generate capital gains in the future.

Net sales of the discontinued SPC business for the second quarter and the first six months of 2001 were $10.6 million and $20.8 million, respectively. As of June 29, 2002, our balance sheet includes approximately $19.5 million in liabilities and exit costs which were not assumed by the purchaser as a result of the sale. The majority of these remaining SPC liabilities are for lease costs of former SPC facilities. These SPC liabilities will be adjusted in the future if our estimates of remaining lease and other exit costs change. The affect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss from discontinued operations.

Special Items

2002 Special Gain

We recorded a net gain of $2.9 million ($2.2 million after-tax) in the second quarter of 2002 associated with the previously dissolved joint venture with Henkel and from the sale of our Mexico City facility, offset in part by a writedown of fixed assets in our Guatemala facility. The gain from our Dial/Henkel joint venture of $1.7 million ($1.6 million after-tax), was included in Net income of joint ventures for income statement purposes. We sold our Mexico facility for $2.7 million, resulting in a pre-tax gain of $2.4 million, which was offset in part by a writedown of the carrying value of our Guatemala soap pouring facility by approximately $1.2 million, pre-tax. For income statement purposes, the gain on the sale of our Mexico facility and the writedown of fixed assets in our Guatemala facility are included in Asset writedowns and other special items (net gain).

2001 Special Charges

In the third quarter of 2001, we recorded an $11.8 million special charge ($10.2 million after-tax) to consolidate manufacturing facilities in the United States and Argentina and for the closure of our Mexico City manufacturing facility and discontinuation of certain product inventories. The activity in the first six months of 2002 is summarized below:

	Ending		Ending
	reserves at	Cash spent	reserves at
(in thousands)	12/31/01	during 2002	6/29/02

Employee separations	$823	$(823)	$—

Other exit costs	1,581	(1,094)	487

Total	$2,404	$(1,917)	$487

The income statement classification of amounts recorded with respect to the 2001 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first six months of 2002. Remaining cash requirements for the special charges will be funded from normal operations.

The projected timing, estimated cost and projected savings related to this 2001 Special Charge are based on management’s judgement in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve.

2000 Special Charges

At December 31, 2001, a $0.9 million liability remained which related to severance from special charges taken in 2000. During the first six months of 2002, cash severance payments decreased the liability to $0.6 million. Remaining cash requirements for these special charges will be funded from normal operations.

Recent Developments

Deteriorating Economic Conditions in Argentina

In the first six months of 2002, we recorded a currency translation adjustment of $35.5 million as a direct charge to our stockholders’ equity, reflecting the devaluation of our net assets in Argentina as a result of a 58% currency devaluation of the Argentine Peso. This non-cash adjustment did not impact net income. Our Argentina business accounted for approximately $26.1 million and $41.2 million of our net sales in the first six months of 2002 and 2001, respectively. In light of the devaluation of the Argentine Peso and the deteriorating economic conditions in Argentina, our sales in Argentina have been and may continue to be adversely impacted in 2002. Through the first six months ended June 29, 2002, our operating results in Argentina have been better than we originally anticipated. However, the situation in Argentina is changing rapidly, and it is difficult to predict with certainty the impact that Argentina will have on our net sales and operating results in 2002.

We are reviewing strategic alternatives with respect to our Argentina business, while working aggressively to improve the performance of this business. At this time, we believe that if a decision is made in the future to divest this business, a writedown of assets to their estimated market value would be required. As of June 29, 2002, our investment in our Argentina business was approximately $26.0 million. We would also be required to reverse the $97.6 million currency translation adjustment related to our Argentina business that is currently recorded in stockholders’ equity and take that charge to the income statement.

Kmart Bankruptcy

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. Kmart is one of our top ten customers. We sell products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc., but also sell products to Kmart directly. Fleming has been approved as a critical vendor for Kmart and currently is receiving timely payment from Kmart for sales made after the date that Kmart filed for bankruptcy protection.

Kmart previously announced that it planned to close approximately 300 stores in its effort to emerge from bankruptcy. We believe that these store closings have been substantially completed and that the inventories from the closed stores have been liquidated. Our sales to Kmart have decreased as a result of these store closings as well as a decline in consumers visiting open stores. However, Kmart’s bankruptcy has not had a material adverse effect on our operating results to date. Future actions that Kmart may take as part of its reorganization efforts are not yet known, and no assurances can be given concerning the impact any future actions could have on our sales and operating results.

2002 Outlook

As we have previously disclosed, our net sales, excluding Argentina, are expected to rise 3% to 4% in the second half of 2002 versus the same period last year. Net sales, including Argentina, are expected to rise 2% in the second half of 2002 versus the same period last year. Operating margin is expected to improve approximately 150 basis points. As a result, we currently expect our earnings from continuing operations, before special items, to be approximately $1.19 per share for the full year.

Comparison of the Second Quarter of 2002 with the Second Quarter of 2001

Net sales for the quarter increased 5.6% to $333.3 million from $315.7 million in the same period in 2001 primarily as a result of an 8.9% increase in our Domestic Branded segment offset in part by a 14.7% decrease in our Other segment.

	Second Quarter		Increase (Decrease)

(in millions)	2002	2001	Amount	Percentage

Personal Cleansing	$90.5	$92.2	$(1.7)	(1.8)%

Laundry Care	121.1	100.1	21.0	21.0%

Air Fresheners	39.3	32.2	7.1	22.0%

Food Products	44.6	46.9	(2.3)	(4.8)%

Total Domestic Branded segment	295.5	271.4	24.1	8.9%

Total Other segment	37.8	44.3	(6.5)	(14.7)%

Total Company	$333.3	$315.7	$17.6	5.6%

Net sales in our Domestic Branded segment increased 8.9% to $295.5 million from $271.4 million in the same period last year. The decrease in Personal Cleansing sales resulted from lower bar soap sales, discontinuation of our Dial shower cream product and a decrease in industrial chemical sales. The lower bar soap sales are primarily due to higher promotional spending for new products and to defend against a new competitive entry in the deodorant bar soap category. Category bar soap sales continue to be hurt by a consumer preference for body wash products over bar soap products. We expect this consumer preference trend to continue. Lower industrial chemical sales are primarily due to depressed glycerin prices, which we expect will continue.

The increase in Laundry Care sales is primarily due to an increase in Purex liquid detergent and the introduction of Purex liquid detergent ‘After The Rain’ fragrance. Part of this increase in Purex liquid detergent is due to a consumer preference for liquid detergent products versus powder detergent products. We currently expect that this consumer preference trend will continue.

The increase in Air Freshener sales resulted primarily from the strong performance of Adjustables and decreased promotional spending on One Touch electric scented oil products offset in part by weakness in candle sales and the discontinuation of Fresh Gels.

The decrease in Food Products resulted primarily from lower sales of private label products as a result of a shift in timing of a promotional event by a major customer.

Net sales in our Other segment decreased 14.7% to $37.8 million from $44.3 million primarily due to lower net sales in Argentina resulting from the peso devaluation offset in part by increased unit sales of 10.2%. Excluding Argentina, net sales in our Other segment decreased 0.8%.

Our gross margin, before special items, improved by 570 basis points to 38.2% from 32.5% in the same period in 2001. This improvement primarily resulted from higher volumes, manufacturing efficiencies, lower raw material costs and a more favorable sales mix.

Selling, general and administrative expenses increased 3.6% to $68.2 from $65.8 million in the second quarter of 2001. This increase primarily resulted from higher employee performance-based compensation and higher pension cost due to our decision to decrease the expected rate of return on pension assets to 9% from 10%. This increase was offset in part by the effect of the Argentina devaluation and lower intangible amortization expense due to the implementation of SFAS 142.

Interest and other expenses decreased 21.3% to $9.5 million from $12.0 million in the same period in 2001. The decrease was primarily due to lower debt levels offset in part by higher post-retirement benefit expenses.

We recognized a $1.8 million gain from the Dial/Henkel joint venture in the second quarter of 2002 primarily as a result of lower than expected costs associated with the discontinued Custom Cleaner business. Our Dial/Henkel joint venture earnings in the second quarter of 2001 were not significant.

Our reported effective tax rate increased to 36.5% from 35.3% in the same period in 2001. This increase is primarily attributable to less income in foreign jurisdictions that have lower tax rates and lower benefits relating to foreign sales. These increases were offset in part by a decrease from the cessation of amortization of nondeductible goodwill as a result of implementing SFAS 142. The income tax rate on continuing operations, excluding special items, is 37.2%.

Income from continuing operations before cumulative effect of change in accounting principle was $33.4 million, versus $16.0 million in the second quarter of 2001. As discussed above, this increase in income resulted from higher sales, improved gross margin, the gain from our joint venture and lower interest costs offset in part by an increase in selling, general and administrative expenses.

The loss from our discontinued Specialty Personal Care operation was $1.2 million in the second quarter of 2001.

Total net income increased to $33.4 million or $0.36 per diluted share, versus $14.7 million or $0.16 per diluted share in the second quarter of 2001. The increase resulted primarily from the increased income from continuing operations as discussed above.

Comparison of the First Six Months of 2002 with the First Six Months of 2001

Net sales for the first six months of 2002 increased 5.3% to $640.7 million from $608.6 million in the same period in 2001 primarily as a result of an 8.9% increase in our Domestic Branded segment offset in part by a 16.6% decrease in our Other segment.

	Six Months Ended		Increase/(Decrease)

(in millions)	2002	2001	Amount	Percentage

Personal Cleansing	$176.8	$174.7	$2.1	1.2%

Laundry Care	228.4	191.7	36.7	19.1%

Air Fresheners	76.5	71.8	4.7	6.6%

Food Products	86.4	83.3	3.1	3.7%

Total Domestic Branded segment	568.1	521.5	46.6	8.9%

Total Other segment	72.6	87.1	(14.5)	(16.6)%

Total Company	$640.7	$608.6	$32.1	5.3%

Net sales in our Domestic Branded segment increased 8.9% to $568.1 million from $521.5 million in the same period last year. The increase in Personal Cleansing sales resulted from strong growth in body wash products offset in part by lower bar soap sales, discontinuation of our Dial shower cream product, and a decrease in industrial chemical sales. The lower bar soap sales are primarily due to higher promotional spending for new products and to defend against a new competitive entry in the deodorant bar soap category. Category bar soap sales continue to be hurt by a consumer preference for body wash products over bar soap products. We expect that this consumer preference trend will continue. Lower industrial chemical sales are primarily due to depressed glycerin prices, which we expect will continue.

The increase in Laundry Care sales is primarily due to an increase in Purex liquid detergent. Part of this increase in Purex liquid detergent is due to a consumer preference for liquid detergent products versus powder detergent products. We currently expect that this consumer preference trend will continue.

The increase in Air Freshener sales resulted primarily from strong performance of Adjustables and decreased promotional spending on One Touch electric oil products offset in part by the discontinuation of Fresh Gels and declines in candle products.

The increase in Food Products resulted primarily from increased sales of Armour branded Vienna sausage and private label products.

Net sales in our Other segment decreased 16.6% to $72.6 million from $87.1 million. The decrease is primarily the net result of a decrease in Argentine sales resulting from the peso devaluation offset in part by increased sales in Canada and in our hotel amenities business. Excluding Argentina, net sales in our Other segment increased 0.7%.

Our gross margin, before special items, improved by 520 basis points to 37.3% from 32.1% in the same period in 2001. This improvement primarily resulted from higher volumes, manufacturing efficiencies, lower raw material costs and a more favorable product mix.

Selling, general and administrative expenses increased 5.9% to $131.4 million from $124.1 million in the same period of 2001. This increase primarily resulted from higher employee performance-based compensation and higher pension cost due to our decision to decrease the expected rate of return on pension assets to 9% from 10%. This increase was offset in part by lower intangible amortization expense due to the implementation of SFAS 142.

Interest and other expenses decreased 20.9% to $20.5 million from $25.9 million in the same period in 2001. The decrease in interest was primarily due to lower debt levels offset in part by a charge to write-off deferred debt issuance costs related to the old credit agreement we terminated during the first quarter of 2002.

Income from the Dial/Henkel joint venture for the six months ended June 29, 2002 decreased to a $1.8 million gain compared to a $2.0 million gain in the same period last year. All joint venture operations ceased during the third quarter of 2001. We do not expect a material impact on our income statement in the future from the discontinued joint venture.

Our reported effective tax rate, excluding special items, increased to 36.8% from 35.3% in the same period in 2001. This increase is primarily attributable to less income in foreign jurisdictions that have lower tax rates and lower benefits relating to foreign sales. These increases were offset in part by a decrease from cessation of amortization of nondeductible goodwill as a result of implementing SFAS 142. The income tax rate on continuing operations, excluding special items, is 37.2%.

Income from continuing operations before cumulative effect of change in accounting principle was $57.0 million, versus $30.7 million in the first six months of 2001. As discussed above, this increase in income resulted from higher sales, higher gross margin, and lower interest costs offset in part by higher selling, general and administrative expenses.

Our discontinued operations reflects a gain of $1.3 million for the first six months of 2002 compared to a loss of $2.8 million in the same period of 2001. The gain was due to an adjustment of the loss on disposal of our discontinued Specialty Personal Care segment in 2002 compared to the operating loss from this segment in the first six months 2001.

Effective January 1, 2002, we recorded a $43.3 million after-tax charge for the cumulative effect of accounting change resulting from implementation of SFAS 142 “Goodwill and Other Intangible Assets”.

Total net income decreased to $15.0 million or $0.16 per diluted share versus $27.8 million or $0.30 per diluted share in the first six months of 2001. The decrease is primarily due to the charge that resulted from adopting SFAS 142, offset in part by the increased income from continuing operations as described above.

Liquidity and Capital Resources

Cash and cash equivalents increased $97.5 million during the first six months to $127.0 million from $29.5 million. The increase in cash and cash equivalents primarily resulted from cash from operations in the first six months of 2002.

Total debt at June 29, 2002 is $454.1 million as compared to $445.3 at December 31, 2001. The increase in total debt is primarily due to the fair market gain associated with interest rate swaps in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities".

Cash flow from operations in the first six months of 2002 was $108.1 million compared to $52.2 million in the same period in 2001 as a result of an increase in income from continuing operation, income tax benefits generated from the sale of our SPC business and lower working capital.

Capital expenditures for the first six months of 2002 were $12.7 million. Capital spending in 2002 is currently expected to approximate $40 million. These expenditures will be concentrated on equipment and information systems that reduce costs, support new product initiatives and maintain our corporate infrastructure.

The following table outlines our future contractual financial obligations, in thousands as of June 29, 2002, due by period:

		Less than	1-3	4-5	After 5
(in thousands)	Total	1 year	years	years	years

Long-term debt	$454,096	$—	$—	$255,018	$199,078

Operating leases (1)	60,053	11,314	26,905	15,224	6,610

Unconditional purchase obligations	24,750	24,750	—	—	—

Total contractual cash obligations	$538,899	$36,064	$26,905	$261,666	$205,688

(1)	See the consolidated financial statements included in our Annual Report on Form 10-K for additional information concerning our operating leases.

(2)	Consists of obligations to purchase certain raw materials that are expected to be used in less than one year in the ordinary course of business.

The following table outlines our other future commercial commitments, in thousands as of June 29, 2002, by the amount of commitment that expires per period:

		Less than	1-3	4-5	After 5
(in thousands)	Total	1 year	years	years	years

Standby letters of credit	$200	$100	$100	$—	$—

Other commercial commitments	250	250	—	—	—

Total commercial commitments	$450	$350	$100	$—	$—

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

In connection with the $250 million debt offering, we have entered into two separate interest rate swap agreements. Collectively, they have a notional value of $250 million. We receive fixed interest payments of 7.0% of the notional amount and make payments equal to 6 month LIBOR-plus 182 basis points. Payments are exchanged each February and August 15, at which time the floating interest rate resets using the 6 month LIBOR rate in effect on that day. The terms of the interest rate swaps are for five years. The interest rate swaps do subject us to the risk of changes in LIBOR-based interest rates. At June 29, 2002, the interest rate swaps had a fair market gain associated with them of $7.9 million. At June 29, 2002, the gain is included in Other assets with an offsetting increase to Long-term debt. There is no income statement effect.

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

In the first quarter of 2002, we terminated our existing credit facility and replaced it with a new $150 million revolving credit facility. The new facility is comprised of two commitments: $75 million under commitments available until March of 2005 and $75 million under commitments available until March 2003. In May of 2002, this new credit facility was increased to $200 million, with $100 million available until March 2005 and $100 million available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change. There were no amounts borrowed under this facility at June 29, 2002.

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

At June 29, 2002, we were in compliance with all covenants under our credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds Statement 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. Statement 145 is effective for fiscal years beginning after May 15, 2002. As of June 29, 2002, no financial statement impact is expected upon adoption.

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business (as previously defined in that Opinion). There was no effect from adopting SFAS 144 effective January 1, 2002, as required.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, goodwill and intangibles assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS 142 also established a new method of testing goodwill for impairment. We adopted SFAS 142 effective January 1, 2002, and expect that as a result our annual amortization expense will be reduced by approximately $9.9 million ($7.6 million annually after-tax or $0.08 per share). We recorded an impairment charge on our Argentina intangible assets from the change in accounting principle in the first quarter of 2002. The amount of the charge is $43.3 million after-tax ($44.0 million pre-tax) and was recorded in our income statement as a Cumulative effect of the change in accounting principle.

The Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product’s”. EITF 01-09 consolidates the previously discussed Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” . EITF 01-09 does not change the accounting treatment set forth by EITF 00-14 and EITF 00-25. We adopted EITF 01-09 effective January 1, 2002.

The implementation of EITF 01-09 requires a change to the way we classify certain sales incentives that were previously recorded as selling, general and administrative expenses. We have restated our historical net sales, cost of sales, and selling, general and administrative expense for 2001 as a result of the implementation of the consensus of Issue 01-09.

	Quarter Ended	Six Months Ended		Treatment prior to
(in millions)	June 30, 2001	June 30, 2001	Current Treatment	January 1, 2002

Trade promotions	$95.6	$189.7	Reduction of net sales	Selling, general and administrative expense

Coupons and rebates	5.4	8.0	Reduction of net sales	Selling, general and administrative expense

Free product	3.4	4.9	Increase to cost of goods sold	Selling, general and administrative expense

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. After discovery was completed, Dial filed a dispositive motion, which was granted in part and denied in part by the Court in the third quarter of 2001. The Court granted Dial’s motion to dismiss the claims of thirteen individuals and denied its motion with respect to the remaining individuals. We petitioned the Seventh Circuit Court of Appeals to review the U.S. District Court’s ruling on our summary judgment motion, but the Seventh Circuit Court denied our petition for an interlocutory appeal. A trial date has not been set, although we currently anticipate that trial will be scheduled to begin in late 2002 or early 2003. We currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, assurances cannot be given regarding the ultimate outcome of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 6, 2002. The stockholders elected the following persons to serve three-year terms as directors: Herbert M. Baum, Donald E. Guinn and James E. Oesterreicher. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld

Herbert M. Baum	83,531,260	1,563,572

Donald E. Guinn	82,780,636	2,314,196

James E. Oesterreicher	82,833,656	2,261,176

Joy A. Amundson, Joe T. Ford, Thomas L. Gossage, Michael T. Riordan, Barbara S. Thomas and Salvador M. Villar also continued as directors following the meeting.

Other matters voted upon at Dial’s 2002 annual meeting of stockholders included the approval of the performance goals and other terms under The Dial Corporation Annual Incentive Plan for purposes of Internal Revenue Code Section 162(m). The votes for and against, as well as the number of abstentions and broker non-votes, were as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

80,272,030	4,404,644	418,230	0

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated April 4, 2002, reporting that Dial issued a press release announcing that Chairman, President and CEO, Herbert M. Baum, and Executive Vice President and CFO, Conrad A. Conrad will present to investors at the Banc of America Securities Consumer Conference, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated April 9, 2002, reporting that Dial issued a press release announcing that The Dial Corporation’s CEO and CFO will present to investors at the Banc of America Securities Consumer Conference. This release also announced that Dial expected to exceed its first quarter and full year earnings estimates. A copy of the press release was filed as Exhibit 99.

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

We filed a Current Report on Form 8-K, dated June 4, 2002, reporting that Dial issued a press release relating to the webcast of its 2002 annual stockholder meeting to be held on Thursday, June 6, 2002, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated June 7, 2002, reporting that Dial issued a press release announcing the re-election of three directors to the Board of Directors, a copy of which was filed as Exhibit 99.1. Dial issued a second press release declaring a quarterly dividend on Dial Common Stock, a copy of which was filed as Exhibit 99.2.

We filed a Current Report on Form 8-K, dated June 25, 2002, reporting that Dial issued a press release announcing that its second quarter results would exceed expectations, a copy of which was filed as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation (Registrant)

August 9, 2002

/s/ Conrad A. Conrad

Conrad A. Conrad Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

/s/ John F. Tierney

John F. Tierney Senior Vice President and Controller (Principal Accounting Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.