Form 10-Q
period 2002-09-28
DIAL CORP /NEW/
filed 2002-11-08
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

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

Yes    [X]        No    [ ]

The number of shares of Common Stock, $.01 par value, outstanding as the close of business on October 25, 2002 was 95,082,229.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(in thousands, except share data)	September 28, 2002	December 31, 2001

ASSETS

Current Assets:

Cash and cash equivalents	$164,308	$29,414

Receivables, less allowance of $3,728 and $5,131	100,969	94,189

Inventories	138,832	129,977

Deferred income taxes	23,339	23,412

Income tax receivable	—	12,567

Other current assets	7,442	9,492

Total current assets	434,890	299,051

Property and equipment, net	228,281	252,957

Deferred income taxes	46,786	49,817

Intangibles, net	359,984	403,811

Other assets	11,966	18,480

	$1,081,907	$1,024,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$104,184	$98,952

Income taxes payable	39,046	—

Other current liabilities	146,694	151,630

Total current liabilities	289,924	250,582

Long-term debt	459,013	445,341

Pension and other benefits	224,535	239,286

Other liabilities	6,148	7,029

Total liabilities	979,620	942,238

Stockholders’ Equity:

Preferred stock, $.01 par value, 10,000,000 shares

authorized; no shares issued and outstanding	—	—

Common stock, $.01 par value, 300,000,000 shares

authorized; 105,925,979 and 105,712,924 shares issued	1,059	1,057

Additional capital	430,862	420,611

Retained income	41,730	6,736

Accumulated other comprehensive loss	(103,426)	(75,502)

Employee benefits	(51,531)	(55,542)

Treasury stock, 10,895,104 and 10,847,386 shares held	(216,407)	(215,482)

Total stockholders’ equity	102,287	81,878

	$1,081,907	$1,024,116

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended

(in thousands, except per share data)	September 28, 2002	September 29, 2001

Net sales	$347,236	$333,647

Costs and expenses:

Cost of products sold	221,189	214,236

Asset writedowns and other special items	—	10,940

Total cost of products sold	221,189	225,176

Selling, general and administrative expenses	66,777	71,060

Special charges and other asset writedowns	—	486

Total selling, general and administrative expenses	66,777	71,546

Total costs and expenses	287,966	296,722

Operating income	59,270	36,925

Interest and other expenses	(9,741)	(11,934)

Net income of joint ventures	—	986

Income from continuing operations before income taxes	49,529	25,977

Income taxes on continuing operations	18,427	12,114

Income from continuing operations	31,102	13,863

Discontinued operation:

Loss from operation of discontinued Specialty Personal Care segment,

net of income tax benefit of $243	—	(876)

Loss on disposal of discontinued Specialty Personal Care segment, net

of income tax of $40,000	—	(198,403)

Total loss from discontinued operation	—	(199,279)

NET INCOME (LOSS)	$31,102	$(185,416)

Basic net income per common share:

Income from continuing operations	$0.34	$0.15

Loss from discontinued operation	—	(2.18)

NET INCOME (LOSS) PER SHARE — BASIC	$0.34	$(2.03)

Diluted net income per common share:

Income from continuing operations	$0.33	$0.15

Loss from discontinued operation	—	(2.18)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.33	$(2.03)

Weighted average basic shares outstanding	92,539	91,494

Weighted average equivalent shares	2,112	—

Weighted average diluted shares outstanding	94,651	91,494

NET INCOME (LOSS)	$31,102	$(185,416)

Other comprehensive income (loss):

Foreign currency translation adjustment	(483)	(272)

COMPREHENSIVE INCOME (LOSS)	$30,619	$(185,688)

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended

(in thousands, except per share data)	September 28, 2002	September 29, 2001

Net sales	$987,974	$942,238

Costs and expenses:

Cost of products sold	622,763	627,404

Asset writedowns and other special items, net (gain) charge	(1,182)	10,940

Total cost of products sold	621,581	638,344

Selling, general and administrative expenses	198,196	195,197

Special charges and other asset writedowns	—	486

Total selling, general and administrative expenses	198,196	195,683

Total costs and expenses	819,777	834,027

Operating income	168,197	108,211

Interest and other expenses	(30,225)	(37,829)

Net income of joint ventures	1,749	2,990

Income from continuing operations before income taxes and cumulative effect of the change in accounting principle	139,721	73,372

Income taxes on continuing operations	51,614	28,855

Income from continuing operations before cumulative effect of the change in accounting principle	88,107	44,517

Discontinued operation:

Loss from operation of discontinued Specialty Personal Care segment, net of income tax benefit of $1,120	—	(3,691)

Adjustment (loss) on disposal of discontinued Specialty Personal Care segment, net of tax of $40,000	1,260	(198,403)

Total adjustment (loss) from discontinued operation	1,260	(202,094)

Cumulative effect of change in accounting principle, net of income tax of $661	(43,308)	—

NET INCOME (LOSS)	$46,059	$(157,577)

Basic net income per common share:

Income from continuing operations	$0.96	$0.49

Income (loss) from discontinued operation	0.01	(2.21)

Cumulative effect of the change in accounting principle	(0.47)	0.00

NET INCOME (LOSS) PER SHARE — BASIC	$0.50	$(1.72)

Diluted net income per common share:

Income from continuing operations	$0.94	$0.49

Income (loss) from discontinued operation	0.01	(2.21)

Cumulative effect of the change in accounting principle	(0.46)	0.00

NET INCOME (LOSS) PER SHARE — DILUTED	$0.49	$(1.72)

Weighted average basic shares outstanding	92,188	91,385

Weighted average equivalent shares	1,974	—

Weighted average diluted shares outstanding	94,162	91,385

NET INCOME (LOSS)	$46,059	$(157,577)

Other comprehensive income (loss):

Foreign currency translation adjustment	(35,179)	(504)

COMPREHENSIVE INCOME (LOSS)	$10,880	$(158,081)

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended

(in thousands)	September 28, 2002	September 29, 2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$46,059	$(157,577)

Adjustments to reconcile net income to net cash provided by

operating activities:

Loss (adjustment) from discontinued operation	(1,260)	202,094

Effect of change in accounting principle, net of tax	43,308	—

Depreciation	27,727	29,196

Amortization	93	7,486

Deferred income taxes	(404)	(595)

Asset writedowns and other special items, net	(1,182)	11,787

Change in operating assets and liabilities:

Receivables	(16,946)	13,413

Inventories	(14,712)	(3,156)

Trade accounts payable	12,088	(20,961)

Income taxes payable	47,539	(41,856)

Other assets and liabilities, net	409	44,124

Net cash provided by operating activities	142,719	83,955

CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES:

Capital expenditures and purchase price adjustment of acquisition	(21,925)	(17,631)

Proceeds from disposition of discontinued operation	2,000	8,000

Investment in and transfers from discontinued operation	—	46,345

Proceeds from sale of assets	2,937	2,260

Net cash (used) provided by investing activities	(16,988)	38,974

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:

Net change in debt resulting from interest rate swap termination	13,386	—

Repayment and amortization of debt	285	11,665

Net change in short-term bank debt	—	(125,776)

Dividends paid on common stock	(11,074)	(10,950)

Cash proceeds from stock options	8,809	1,969

Net cash provided (used) by financing activities	11,406	(123,092)

Effects of foreign currency exchange rates on cash balances	(2,243)	—

Net increase (decrease) in cash and cash equivalents	134,894	(163)

Cash and cash equivalents, beginning of period	29,414	6,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,308	$6,570

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. All adjustments necessary to present fairly the financial position as of September 28, 2002 and the results of operations and cash flows for the three months and nine months ended September 28, 2002 and September 29, 2001, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

As consideration for the sale, Dial received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. On December 31, 2001, we had not recorded the $4.0 million in promissory notes because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we recorded the $2.0 million ($1.3 million after-tax) received as a reduction of the loss recognized on the sale of the SPC business.

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million in the third quarter of 2001. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and the first nine months of 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.4 million in capital losses which have not been recorded as a tax benefit. We will realize tax benefits on that capital loss only to the extent that we generate capital gains in the future.

Net sales of the discontinued SPC business for the third quarter and the first nine months of 2001 were $5.4 million and $26.2 million, respectively. As of September 28, 2002, our balance sheet includes approximately $18.9 million in liabilities and reserves for exit costs which were not assumed by the purchaser as a result of the sale. The majority of these remaining SPC liabilities are for lease costs of former SPC facilities. These SPC liabilities will be adjusted in the future if our estimates of remaining lease and other exit costs change. The affect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss from discontinued operation.

Note 3. Effect of Change in Accounting Principle

Effective January 1, 2002, we recorded a $43.3 million after-tax impairment loss ($44.0 million pre-tax) on the goodwill and trademarks of our Argentina business as a result of adopting Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”. SFAS 142 established a new method of testing goodwill for impairment. The impairment associated with the Argentina business was calculated using a discounted cash flow model. The impairment charge was recorded in our Income Statement as a Cumulative effect of the change in accounting principle and, therefore, is not included in operating income. This intangible impairment affected the International and Other reporting segment.

Note 4. Special Items

2002 Special Gain

We recorded a net gain of $2.9 million ($2.2 million after-tax or $0.02 per diluted share) in the second quarter of 2002 associated with the previously dissolved joint venture with Henkel KGaA of Germany (“Henkel”) and from the sale of our Mexico City facility, offset in part by a writedown of fixed assets in our Guatemala facility. The gain from our Dial/Henkel joint venture of $1.7 million was included in Net income of joint ventures for income statement purposes. We sold our Mexico facility for $2.7 million, resulting in a pre-tax gain of $2.4 million, which was offset in part by a writedown of the carrying value of our Guatemala facility by approximately $1.2 million, pre-tax. For income statement purposes, the gain on the sale of our Mexico facility and the writedown of fixed assets in our Guatemala facility are included in Asset writedowns and other special items.

2001 Special Charges

In the third quarter of 2001, we recorded an $11.8 million special charge ($10.2 million after-tax) to consolidate manufacturing facilities in the United States and Argentina, to close our Mexico City manufacturing facility and to discontinue certain product inventories.

2000 Special Charges

In the second and third quarters of 2000 we recorded special charges related to the Dial/Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. We reversed $0.4 million of these special charges ($0.2 million after-tax) in the third quarter of 2001.

Note 5. Dial/Henkel Joint Venture

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

Note 6. Inventories

Inventories consisted of the following:

(in thousands)	September 28, 2002	December 31, 2001

Raw materials and supplies	$38,885	$30,891

Work in process	9,164	9,295

Finished goods	90,783	89,791

Total inventories	$138,832	$129,977

Note 7. Intangible Assets

Intangible assets subject to amortization consisted of the following:

(in thousands)	September 28, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross Carrying Value	Amortization	Net Carrying Value	Gross Carrying Value	Amortization	Net Carrying Value

Patents	$1,371	$(130)	$1,241	$1,002	$(82)	$920

Other intangibles	900	(562)	338	900	(516)	384

Total	$2,271	$(692)	$1,579	$1,902	$(598)	$1,304

Intangibles not subject to amortization consisted of the following:

(in thousands)	September 28, 2002	December 31, 2001

Goodwill	$311,935	$353,002

Trademarks	39,767	41,645

Pension Related intangibles	6,703	7,860

Total	$358,405	$402,507

In connection with the implementation of SFAS 142, effective January 1, 2002, we ceased amortizing our intangible assets with indefinite lives. As a result, income from continuing operations for the third quarter of 2002 increased $1.9 million after-tax ($2.5 million pre-tax) or $0.02 per diluted share and for the nine months of 2002 increased $5.7 million after-tax ($7.4 million pre-tax) or $0.06 per diluted share.

Effective January 1, 2002, we recorded a $43.3 million after-tax impairment ($44.0 million pre-tax) to intangibles as a result of implementing SFAS 142. See Note 3 for further discussion of this impairment charge.

Note 8. Long Term Debt

Long-term debt consisted of the following:

(in thousands)	September 28, 2002	December 31, 2001

$250 million 7.0% Senior Notes due 2006, net of issue

discount	$247,286	$246,768

$200 million 6.5% Senior Notes due 2008, net of issue

discount	198,731	198,573

Total long-term debt	446,017	445,341

Fair market gain on termination of interest rate

swap	12,996	—

Reported long-term debt	$459,013	$445,341

In the third quarter of 2001, we entered into two interest rate swap contracts which effectively converted our $250 million 7% Senior Notes due in 2006, to floating rate debt based upon a 180 day LIBOR plus 182 basis points. We designated the swaps as fair value hedges. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS 133. During the third quarter of 2002, the swaps were terminated resulting in a net gain of $13.4 million. The gain is recorded with total debt and will be amortized as a reduction of interest expense over the remaining term of the $250 million 7% Senior Notes due 2006.

Note 9. Segments of an Enterprise

For organizational, marketing and financial reporting purposes, we are organized into two business segments: (i) Domestic Branded and (ii) International and Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution. Effective January 1, 2002, we began to include the International operating segment in the Other business segment due to its immaterial size. Prior to January 1, 2002, we included sales of industrial chemicals, which includes soap pellets and chemicals, principally glycerin and fatty acids that are by-products of the soap making process, in the International and Other business segment. Effective January 1, 2002, we began to include industrial chemicals in the Personal Cleansing operating segment within the Domestic Branded business segment. The historical segment information has been restated to reflect the changes.

Information related to our operations in different business segments is set forth below. The calculation of operating income for each segment includes an allocation of indirect general and administrative expenses based on each segment’s share of our consolidated net sales. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

	Domestic	International
(in thousands)	Branded	and Other	Total

Net Sales:

Quarter ended:

September 28, 2002	$307,802	$39,434	$347,236

September 29, 2001	287,039	46,608	333,647

Nine months ended:

September 28, 2002	$875,893	$112,081	$987,974

September 29, 2001	808,568	133,670	942,238

Operating Income (Loss):

Quarter ended:

September 28, 2002	$55,097	$4,173	$59,270

September 29, 2001(2)	47,101	(10,176)	36,925

Nine months ended:

September 28, 2002 (1)	$155,143	$13,054	$168,197

September 29, 2001(2)	119,739	(11,528)	108,211

Goodwill at:

September 28, 2002	$311,935	$—	$311,935

December 31, 2001	310,839	42,163	353,002

(1)	Includes special items that net to a $1.2 million gain ($2.4 million gain in International and Other offset in part by a $1.2 million charge in Domestic Branded) in the second quarter of 2002.

(2)	Includes special charges of $11.8 million ($4.1 million in Domestic Branded and $7.7 million in International and Other segments) in the third quarter of 2001 offset by $0.4 million of reversed 2000 special charges in Domestic Branded.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward looking statements

Some statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward looking statements include, but are not limited to:

•	our expectation that net sales, excluding Argentina, will rise 3% to 4% in the fourth quarter of 2002 versus the same period last year

•	our expectation that operating margin will improve approximately 150 basis points in the fourth quarter of 2002 versus the same period last year

•	our expectation that earnings from continuing operations, before special items, will be approximately $1.22 per share for the full year 2002

•	our expectation that capital expenditures in 2002 will approximate $40 million, and

•	our belief that the EEOC litigation will not have a material adverse effect on our operating results or financial condition

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

Potential Sale of Dial And Future Capital Allocation Strategy

We believe that our long-term interests and those of our shareholders would be best served if we were part of a larger enterprise. We will continue to explore opportunities to become part of a larger company, which could include transactions with multiple parties. We have been working with Goldman Sachs & Co. and may continue to do so as we evaluate any opportunities for Dial to be part of a larger company.

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

Due to Dial’s strong operating performance over the past two years, our Board recently extended the employment agreement of Herbert M. Baum, Dial’s Chairman, President and CEO until January 2006.

We will continue to focus on growing our core businesses and will evaluate capital allocation options in light of the significant amount of cash we are accumulating. The capital allocation alternatives we are reviewing include:

•	Acquisitions

•	Debt reduction

•	Share repurchases, and

•	Investment in our base business

We currently believe that acquisitions should be our first priority. If suitable acquisition options do not emerge over the next year, then we currently expect to use excess cash to change our capital structure through a mix of debt reduction and share repurchases. We also would consider additional investment in our base business.

Sale of Specialty Personal Care Segment

On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman, Sarah Michaels, and Nature’s Accents brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit costs. Proceeds from the sale were primarily used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels Inc., and inventory, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to the closing.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million in the third quarter of 2001. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and the first nine months of 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.4 million in capital losses for which there were no tax benefits were provided. We will realize tax benefits on that capital loss only to the extent that we generate capital gains in the future.

Net sales of the discontinued SPC business for the third quarter and the first nine months of 2001 were $5.4 million and $26.2 million, respectively. As of September 28, 2002, our balance sheet includes approximately $18.9 million in liabilities and reserves for exit costs which were not assumed by the purchaser as a result of the sale. The majority of these remaining SPC liabilities are for lease costs of former SPC facilities. These SPC liabilities will be adjusted in the future if our estimates of remaining lease and other exit costs change. The affect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss from discontinued operation.

Special Items

2002 Special Gain

We recorded a net gain of $2.9 million ($2.2 million after-tax) in the second quarter of 2002 associated with the previously dissolved joint venture with Henkel and from the sale of our Mexico City facility, offset in part by a writedown of fixed assets in our Guatemala facility. The gain from our Dial/Henkel joint venture of $1.7 million ($1.6 million after-tax) was included in Net income of joint ventures for income statement purposes. We sold our Mexico facility for $2.7 million, resulting in a pre-tax gain of $2.4 million, which was offset in part by a writedown of the carrying value of our Guatemala soap pouring facility by approximately $1.2 million, pre-tax. For income statement purposes, the gain on the sale of our Mexico facility and the writedown of fixed assets in our Guatemala facility are included in Asset writedowns and other special items.

2001 Special Charges

In the third quarter of 2001, we recorded an $11.8 million special charge ($10.2 million after-tax) to consolidate manufacturing facilities in the United States and Argentina and for the closure of our Mexico City manufacturing facility and discontinuation of certain product inventories. The activity in the first nine months of 2002 is summarized below:

	Ending		Ending
	reserves at	Cash spent	reserves at
(in thousands)	12/31/01	during 2002	9/28/02

Employee separations	$823	$(823)	$0

Other exit costs	1,581	(1,337)	244

Total	$2,404	$(2,160)	$244

The income statement classification of amounts recorded with respect to the 2001 Special Charges have been previously disclosed and no additional amounts were charged to net income in the first nine months of 2002. Remaining cash requirements for the special charges will be funded from normal operations.

The projected timing, estimated cost and projected savings related to this 2001 Special Charge are based on management’s judgement in light of the circumstances and estimates at the time the judgements were made. Accordingly, such estimates may change as future events evolve.

2000 Special Charges

In the second and third quarters of 2000 we recorded special charges related to the Dial/Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. We reversed $0.4 million of these special charges ($0.2 million after-tax) in the third quarter of 2001.

Recent Developments

Deteriorating Economic Conditions in Argentina

In the first nine months of 2002, we recorded a currency translation adjustment of $35.5 million as a direct charge to our stockholders’ equity, reflecting the devaluation of our net assets in Argentina as a result of a 57% currency devaluation of the Argentine Peso. This non-cash adjustment did not impact net income. Our Argentina operation accounted for approximately $39.4 million and $63.0 million of our net sales in the first nine months of 2002 and 2001, respectively. In light of the devaluation of the Argentine peso and the deteriorating economic conditions in Argentina, our sales in Argentina have been, and may continue to be, adversely impacted. Through the nine months ended September 28, 2002, our operating results in Argentina have been better than we originally anticipated partially as a result of higher sales volume, improved margins and favorable currency transaction adjustments. However, the situation in Argentina is changing rapidly, and it is difficult to predict with certainty the impact that Argentina will have on our future net sales and operating results. We currently expect Argentina to reach highly inflationary economic conditions during 2003. This may have an adverse impact on our Argentine operations.

We are reviewing strategic alternatives with respect to our Argentina business, while working aggressively to improve the performance of this business. As of September 28, 2002, our investment in our Argentina business was approximately $27.7 million. At this time, we believe that if a decision is made in the future to divest this business, a writedown of assets to their estimated market value would be required. We would also be required to reverse the $97.6 million currency translation adjustment related to our Argentina business that is currently recorded in stockholders’ equity and take that charge to the income statement.

Kmart Bankruptcy

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. Kmart is one of our top ten customers. We sell products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc., but also sell products to Kmart directly.

Kmart recently closed approximately 300 stores in its effort to emerge from bankruptcy. Our sales to Kmart have decreased as a result of these store closings and from a decline in consumers visiting Kmart’s open stores. To date, Kmart’s bankruptcy has not had a material adverse effect on our sales or operating results. Although future actions that Kmart may take as part of its continuing reorganization efforts are not yet known, recent press reports indicate that Kmart is considering closing up to an additional 500 stores after the holidays. If Kmart ultimately decides to close a significant number of additional stores, these additional store closings could have an adverse impact on our sales and operating results in 2003.

2002 Outlook

As we have previously disclosed, our net sales, excluding Argentina, are expected to rise 3% to 4% in the fourth quarter of 2002 versus the same period last year. Operating margin is expected to improve approximately 150 basis points in the fourth quarter of 2002 versus the same period last year. As a result, we currently expect our earnings from continuing operations, before special items, to be approximately $1.22 per share for the full year.

Comparison of the Third Quarter of 2002 with the Third Quarter of 2001

Net sales for the quarter increased 4.1% to $347.2 million from $333.6 million in the same period in 2001 primarily as a result of a 7.2% increase in our Domestic Branded segment offset in part by a 15.4% decrease in our International and Other segment.

	Third Quarter		Increase (Decrease)

(in millions)	2002	2001	Amount	Percentage

Personal Cleansing	$99.7	$92.0	$7.7	8.4%

Laundry Care	116.2	102.0	14.2	13.9%

Air Fresheners	42.2	44.5	(2.3)	(5.2)%

Food Products	49.7	48.5	1.2	2.5%

Total Domestic Branded segment	307.8	287.0	20.8	7.2%

Total International and Other

segment	39.4	46.6	(7.2)	(15.4)%

Total Company Net Sales	$347.2	$333.6	$13.6	4.1%

Net sales in our Domestic Branded segment increased 7.2% to $307.8 million from $287.0 million in the same period last year. The increase in Personal Cleansing sales resulted primarily from strength in body wash and liquid soap products offset in part by a decrease in industrial chemical sales. Category bar soap sales continue to be hurt by a consumer preference for body wash products over bar soap products. We expect this consumer preference trend to continue. Lower industrial chemical sales are primarily due to depressed glycerin prices, which we expect will continue.

The increase in Laundry Care sales is primarily due to increased sales of Purex liquid detergent. Part of this increase in Purex liquid detergent is due to a consumer preference for liquid detergent products versus powder detergent products. We currently expect that this consumer preference trend will continue.

The decrease in Air Freshener sales resulted primarily from overall weakness in most of our air freshener products combined with the discontinuation of One Touch electric scented oil products and Fresh Gels offset in part by the strong performance of Adjustables. Two new product introductions were made in the third quarter, Renuzit Super Odor Neutralizer and Renuzit High Impact Scented Oil. New product introductions did not have a significant impact on sales due to promotional costs.

The increase in Food Products sales resulted primarily from higher sales of Armour branded chili and private label products.

Net sales in our International and Other segment decreased 15.4% to $39.4 million from $46.6 million primarily due to lower net sales in Argentina resulting from the peso devaluation and closure of our

Mexico operation offset in part higher Canadian sales of Purex liquid laundry detergent. Excluding Argentina, net sales in our International and Other segment increased 5.2%.

Our gross margin, before special items, improved 50 basis points to 36.3% from 35.8% in the same period in 2001. This improvement primarily resulted from higher volumes, manufacturing efficiencies and lower raw material costs offset in part by higher promotional spending. In the third quarter of 2001, special charges reduced our gross margin by 330 basis points to 32.5%.

Selling, general and administrative expenses, before special charges, decreased 6.0% to $66.8 from $71.1 million in the same period in 2001. This decrease primarily resulted from the effect of Argentina peso devaluation and lower intangible amortization expense due to the implementation of SFAS 142 and the closure of our Mexico facility. This is offset in part by higher employee performance-based compensation and higher pension cost due to our decision to decrease the expected rate of return on pension assets to 9% from 10%. In the third quarter of 2001, selling, general and administrative expenses included $0.5 million in special charges.

Interest and other expenses decreased 18.4% to $9.7 million from $11.9 million in the same period in 2001. The decrease was primarily due to lower debt levels offset in part by higher post-retirement benefit expenses.

We recognized a $1.0 million gain from the Dial/Henkel joint venture in the third quarter of 2001 primarily from lower than expected exit costs associated with the discontinued Purex Advanced business, offset in part by exit costs related to the discontinuation of the Custom Cleaner business in the third quarter of 2001.

Our effective tax rate on continuing operations for the third quarter of 2002 decreased to 37.2% from 46.6% in the same period in 2001. This decrease is primarily attributable to non-deductible foreign restructure charges in 2001 and the cessation of amortization of nondeductible goodwill as a result of implementing SFAS 142 in 2002. These decreases were offset in part by higher tax expense relating to foreign operations.

Income from continuing operations was $31.1 million, versus $13.9 million in the third quarter of 2001. As discussed above, this increase in income resulted from higher sales, improved gross margin, lower interest costs and a decrease in selling, general and administrative expenses.

The total loss from our discontinued Specialty Personal Care operation was $199.3 million in the third quarter of 2001. This loss primarily related to the loss from disposal of the Specialty Personal Care business.

Total net income increased to $31.1 million ($0.33 per diluted share) versus a loss of $185.4 million ($2.03 per diluted share) in the third quarter of 2001. The increase resulted primarily from the higher income from continuing operations and a decrease in the loss from our discontinued Specialty Personal Care operation, as discussed above.

Comparison of the First Nine Months of 2002 with the First Nine Months of 2001

Net sales for the first nine months increased 4.9% to $988.0 million from $942.2 million in the same period in 2001 primarily as a result of an 8.3% increase in our Domestic Branded segment offset in part by a 16.1% decrease in our International and Other segment.

	Nine Months Ended		Increase/(Decrease)

(in millions)	2002	2001	Amount	Percentage

Personal Cleansing	$276.5	$266.8	$9.7	3.6%

Laundry Care	344.6	293.7	50.9	17.3%

Air Fresheners	118.7	116.3	2.4	2.1%

	Nine Months Ended		Increase/(Decrease)

(in millions)	2002	2001	Amount	Percentage

Food Products	136.1	131.8	4.3	3.3%

Total Domestic Branded segment	875.9	808.6	67.3	8.3%

Total International and Other segment	112.1	133.6	(21.5)	(16.1)%

Total Company Net Sales	$988.0	$942.2	$45.8	4.9%

Net sales in our Domestic Branded segment increased 8.3% to $875.9 million from $808.6 million in the same period last year. The increase in Personal Cleansing sales resulted primarily from strong growth in body wash products offset in part by a decrease in industrial chemical sales, lower bar soap sales and spending to defend against a new competitive entry. Category bar soap sales continue to be hurt by a consumer preference for body wash products over bar soap products. We expect that this consumer preference trend will continue. Lower industrial chemical sales are primarily due to depressed glycerin prices, which we expect will continue.

The increase in Laundry Care sales is primarily due to an increase in Purex liquid detergent. Part of this increase in Purex liquid detergent is due to a consumer preference for liquid detergent products versus powder detergent products. We currently expect that this consumer preference trend will continue.

The increase in Air Freshener sales resulted primarily from strong performance of Adjustables offset in part by overall weakness in our other air freshener products combined with the discontinuation of One Touch electric scented oil products and Fresh Gels. Two new product introductions were made in the third quarter, Renuzit Super Odor Neutralizer and Renuzit High Impact Scented Oil. New product introductions did not have a significant impact on sales due to promotional costs.

The increase in Food Products sales resulted primarily from increased sales of Armour branded Vienna sausage, private label products and Armour branded chili offset in part by higher promotional spending.

Net sales in our International and Other segment decreased 16.1% to $112.1 million from $133.6 million. The decrease is primarily the net result of decreased Argentina sales resulting from the peso devaluation and closure of our Mexico operation offset in part by increased Canadian sales of Purex liquid laundry detergent and increased sales in our hotel amenities business. Excluding Argentina, net sales in our International and Other segment decreased 1.8%.

Our gross margin, before special items, improved by 360 basis points to 37.0% from 33.4% in the same period in 2001. This improvement primarily resulted from higher volumes, manufacturing efficiencies and lower raw material costs offset in part by higher promotional expenses. Our gross margin, after special items, increased 480 basis points to 37.1% from 32.3% in the same period last year.

Selling, general and administrative expenses increased 1.3% to $198.2 million from $195.7 million in the same period of 2001. This increase primarily resulted from higher employee performance-based compensation and higher pension cost due to our decision to decrease the expected rate of return on pension assets to 9% from 10%. This increase was offset in part by the effect of the Argentina peso devaluation, lower intangible amortization expense due to the implementation of SFAS 142 and the closure of our Mexico facility. Excluding special items, selling, general and administrative expenses as a percentage of sales was 20.1% versus 20.7% for the first nine months of 2002 and 2001, respectively.

Interest and other expenses decreased 20.1% to $30.2 million from $37.8 million in the same period in 2001. The decrease in interest was primarily due to lower debt levels offset in part by a charge to write-off deferred issuance costs related to the old credit agreement that we terminated during the first quarter of 2002.

Income from the Dial/Henkel joint venture for the nine months ended September 28, 2002 decreased to a $1.7 million gain compared to a $3.0 million gain in the same period last year. All joint venture operations ceased during the third quarter of 2001.

Our effective tax rate on continuing operations for the first nine months of 2002 decreased to 36.9% from 39.3% in the same period in 2001. The decrease is primarily attributable to non-deductible foreign restructure charges in 2001 and the cessation of amortization of nondeductible goodwill as a result of implementing SFAS 142 in 2002. These decreases were offset in part by higher taxes relating to foreign operations. The income tax rate for 2002 on continuing operations, excluding special items, is 37.2%

Income from continuing operations before cumulative effect of change in accounting principle was $88.1 million versus $44.5 million in the first nine months of 2001. As discussed above, the increase in income resulted from higher sales, improved gross margin, lower interest costs and lower charges from special items offset in part by higher selling, general and administrative expenses.

Our discontinued operation reflects a gain of $1.3 million for the first nine months of 2002 compared to a loss of $202.1 million in the same period of 2001. The gain was due to an adjustment of the loss on disposal of our discontinued Specialty Personal Care segment in 2002 compared to the operating and disposal loss from this segment in the first nine months 2001.

Effective January 1, 2002, we recorded a $43.3 million after-tax charge for the cumulative effect of accounting change resulting from implementation of SFAS 142, “Goodwill and Other Intangible Assets”.

Total net income increased to $46.1 million ($0.49 per diluted share) versus a net loss of $157.6 million ($1.72 per diluted share) in the first nine months of 2001. The increase is primarily due to a decrease in the loss from our discontinued Specialty Personal Care operation and increased income from continuing operations, as described above, offset in part by the charge that resulted from adopting SFAS 142.

Liquidity and Capital Resources

Cash and cash equivalents increased $134.9 million during the first nine months to $164.3 million from $29.4 million. The increase in cash and cash equivalents was due to strong cash from operations in the first nine months of 2002.

Total debt at September 28, 2002 is $459.0 million as compared to $445.3 at December 31, 2001. The increase in total debt is primarily due to the fair market gain associated with the termination of the interest rate swaps in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities".

Cash flow from operations in the first nine months of 2002 was $142.7 million compared to $84.0 million in the same period in 2001 as a result of an increase in income from continuing operations and income tax benefits generated from the sale of our SPC business.

Capital expenditures for the first nine months of 2002 were $20.8 million. Capital spending in 2002 is currently expected to approximate $40 million. These expenditures will be concentrated on equipment and information systems that reduce costs, support new product initiatives and maintain our corporate infrastructure.

In the third quarter of 2001, we entered into two interest rate swap contracts which effectively converted our $250 million 7% Senior Notes due in 2006, to floating rate debt based upon a 180 day LIBOR plus 182 basis points. We designated the swaps as fair value hedges. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS 133. During the third quarter of 2002, the swaps were terminated resulting in a net gain of $13.4 million. The gain is recorded with total reported debt and will be amortized as a reduction of interest expense over the remaining term of the $250 million 7% Senior Notes due 2006.

The Indentures governing our $250 million 7% Senior Notes due 2006 and $200 million 6.5% Senior Notes due 2008 impose restrictions on us with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions. In addition, the Indenture governing the $250 million 7% Senior Notes requires us to purchase from the holders of the Senior Notes, upon the exercise of such purchase right by each holder, all or any part of their Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes plus interest, upon the occurrence of either (i) a change of control of Dial that is followed by a rating decline or (ii) a significant asset sale yielding gross proceeds to us of $500 million or more in the aggregate that is followed by a rating decline. A “rating decline” shall be deemed to have occurred if, no later than 90 days after the public notice of either the occurrence or intention to effect a change of control or significant asset sale, either of the rating agencies assigns a rating to the Senior Notes that is lower than Baa3, in the case of a rating by Moody’s, or BBB-, in the case of a rating by Standard & Poor’s.

The events of default under the Indentures governing both the $250 million 7.0% Senior Notes due 2006 and the $200 million 6.5% Senior Notes due 2008 include the following:

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

In the first quarter of 2002, we terminated our credit facility and replaced it with a new $150 million revolving credit facility. The new facility is comprised of two commitments: $75 million under commitments available until March of 2005 and $75 million under commitments available until March 2003. In May of 2002, this new credit facility was increased to $200 million, with $100 million available until March 2005 and $100 million available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change. There were no amounts borrowed under this facility at September 28, 2002.

Our credit facility requires us to maintain a minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentinean operations and/or the Armour food business and the previously discussed $43.3 million after-tax impairment charge ($44.0 million pre-tax) taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0.

The events of default under our credit facility include the following:

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

At September 28, 2002, we were in compliance with all covenants under our credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 supersedes guidance established in the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We currently do not expect any financial impact upon adoption of this statement.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds Statement 4 that required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. Statement 145 is effective for fiscal years beginning after May 15, 2002. We currently do not expect any financial impact upon adoption of this statement.

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

In the FASB EITF release Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. EITF 01-09 consolidates the previously discussed Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF 01-09 does not change the accounting treatment set forth by EITF 00-14 and EITF 00-25. We adopted EITF 01-09 effective January 1, 2002.

The implementation of EITF 01-09 requires a change to the way we previously classified certain sales incentives that were previously recorded as selling, general and administrative expenses. We have restated our historical net sales, cost of sales, and selling, general and administrative expense for 2001 as a result of the implementation of the consensus of Issue 01-09.

	Quarter Ended	Nine Months Ended		Treatment prior to
(in millions)	September 29, 2001	September 29, 2001	Current Treatment	January 1, 2002

Trade promotions	$94.5	$284.2	Reduction of net sales	Selling, general and administrative expense

Coupons and rebates	$2.3	$10.3	Reduction of net sales	Selling, general and administrative expense

Free product	$2.6	$7.5	Increase to cost of goods sold	Selling, general and administrative expense

Item 4. Controls and Procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Dial’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial has engaged in a pattern and practice of discrimination against a class of female employees by subjecting them to sexual or sex-based harassment and failing to take prompt remedial action after these employees complained about this alleged harassment. The EEOC is seeking to enjoin Dial from this alleged harassment, to require us to train our managerial employees regarding the requirements of Title VII of the Civil Rights Act of 1964 and to recover unspecified compensatory and punitive damages. We have denied the EEOC’s allegations. The trial is scheduled to begin in late April 2003. We currently do not believe that this lawsuit will have a material adverse effect on our operating results or financial condition. However, no assurances can be given regarding the ultimate outcome of this matter.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

10.1	Employment Agreement with Herbert M. Baum dated August 15, 2002.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	Reports on Form 8-K

We filed a Current Report on Form 8-K, dated July 18, 2002, reporting that Dial issued a press release relating to its second quarter financial results and outlook for the second half of 2002, a copy of which was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated August 9, 2002, reporting that each of the Principal Executive Officer, Herbert M. Baum, and Principal Financial Officer, Conrad A. Conrad, submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460. Copies of the statements were attached as Exhibits 99.1 and 99.2, respectively. A copy of the related press release was attached as Exhibit 99.3.

We filed a Current Report on Form 8-K, dated August 23, 2002, reporting that Dial issued a press release declaring a quarterly dividend on Dial Common Stock, a copy of which was filed as Exhibit 99.1. Dial issued a second press release announcing that Dial’s Board of Directors approved the Company’s business strategy and extended the CEO’s employment contract, a copy of which was filed as Exhibit 99.2.

We filed a Current Report on Form 8-K, dated August 30, 2002, reporting that Dial issued a press release announcing that The Dial Corporation’s CEO and CFO would present at the Prudential Securities Back to School Consumer Conference. The release also announced that Dial expects that its full year 2002 earnings per share from continuing operations and before special items would be consistent with current guidance of approximately $1.19. A copy of the press release was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated September 4, 2002, reporting that the union at Dial’s Aurora, Illinois plant voted down a four-year contract that had been unanimously recommended by the union negotiating committee. As previously announced in Dial’s press release dated August 29, 2002, Dial also stated that a presentation to investors addressing the state of Dial’s business and Dial’s strategy going forward would take place on September 5, 2002. A copy of the presentation was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated September 16, 2002, reporting that, on Sunday, September 15, 2002, the union at Dial’s Aurora, Illinois manufacturing facility ratified a new four-year labor agreement.

We filed a Current Report on Form 8-K, dated September 18, 2002, reporting that Dial issued a press release announcing that The Dial Corporation’s CEO and CFO would present at the Banc of America Securities 32nd Annual Investment Conference. The release also announced that Dial was confident that full-year 2002 earnings per share before special items would be consistent with current guidance of approximately $1.19. A copy of the press release was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated September 18, 2002, reporting that, as previously announced in Dial’s press release dated September 17, 2002, a presentation to investors addressing the state of Dial’s business and Dial’s strategy going forward would take place on September 23, 2002. A copy of the presentation was filed as Exhibit 99.

We filed a Current Report on Form 8-K, dated September 30, 2002, reporting that Dial issued a press release announcing that The Dial Corporation’s Senior Vice President would present at the Merrill Lynch Global Branded Consumer Products Conference, a copy of which was filed as Exhibit 99.1. As previously announced in Dial’s press release dated September 26, 2002, Dial also reported that a presentation to investors would take place on October 1, 2002. A copy of the presentation was filed as Exhibit 99.2.

We filed a Current Report on Form 8-K, dated September 30, 2002, reporting that Dial issued a press release relating to the conference call to announce its third quarter 2002 results to be held on Thursday, October 17, 2002, a copy of which was filed as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

November 8, 2002

/s/ Herbert M. Baum Herbert M. Baum Chairman, President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

/s/ Conrad A. Conrad Conrad A. Conrad Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

/s/ John F. Tierney John F. Tierney Senior Vice President and Controller (Principal Accounting Officer and Authorized Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Herbert M. Baum, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of The Dial Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ Herbert M. Baum Herbert M. Baum Chairman, President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Conrad A. Conrad, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of The Dial Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/s/ Conrad A. Conrad Conrad A. Conrad Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

10.1 Employment Agreement with Herbert M. Baum dated August 15, 2002.

99.1 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002