Form 10-K
period 2002-12-31
DIAL CORP /NEW/
filed 2003-03-12
CIK 1016179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

None

      Indicate by check mark whether the registrant (1) has filed all Exchange Act reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of February 28, 2003, 95,442,092 shares of Dial’s common stock were outstanding and the aggregate market value of the common stock (based on its closing price on such date) held by nonaffiliates was approximately $1.7 billion.

Documents Incorporated by Reference

      Portions of Dial’s proxy statement relating to the 2003 annual meeting of stockholders to be held on June 5, 2003, have been incorporated by reference into Part III, Items 10, 11 and 12 of this Form 10-K.

PART I

      Unless otherwise indicated, the industry data contained herein are derived from confidential reports published by AC Nielsen. AC Nielsen captures consumer purchases in US Food and Drug stores plus Kmart and Target via scanners while consumer purchases from Wal-Mart are recorded by Homescan panelists. A substantial portion of our sales are to club and dollar stores. However, consumer purchases in these stores are not included in market share resources such as those provided by AC Nielsen. Unless otherwise noted, all market share data are as of the 52 weeks ended December 31 and are based upon volume in the U.S. market. Soap and detergent products are measured by ounces sold. Air fresheners and canned meats are measured by units sold. Due to a change in market share providers, we do not have market share data available in a comparable format for the year ended December 31, 2000. Consequently, we have not included market share data for this period.

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements included in this Form 10-K include our belief that we have ample resources for raw materials; the adequacy of our reserves for environmental matters; our anticipated costs to comply with environmental laws; our belief that our facilities are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs; our belief that our relations with our employees are satisfactory; our belief that the EEOC litigation could have a material adverse effect on our operating results in the period in which the case is resolved; our belief that the number of claimants who ultimately will be eligible to recover damages in the EEOC case is much fewer than 89; our belief that liabilities from other legal claims, after taking into account amounts already accrued and exclusive of any potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or operating results and our belief that we should explore opportunities for us to become part of a larger company. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Factors that could cause actual results to differ include those factors identified in “Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors That May Affect Future Results and Financial Condition” in this Form 10-K.

      In the fourth quarter of 2002, we entered into a contract to sell our business in Argentina. In addition, we sold our Specialty Personal Care business in the third quarter of 2001. Accordingly, historical amounts and percentages disclosed in this Form 10-K have been restated to reflect our reporting of the Dial Argentina and Specialty Personal Care businesses as discontinued operations in the accompanying consolidated financial statements. See “Business — Pending Sale of Dial Argentina Business” and “Business — Sale of Specialty Personal Care Segment” of this Form 10-K.

Item 1.	Business

General

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. We believe that our brand names have contributed to our products achieving leading market positions.

      We are organized into two business segments: Domestic Branded and International and Other. Information concerning the net sales, operating income and assets of each of our business segments is set forth in Note 18 to the consolidated financial statements included in this Form 10-K. The following table sets forth the percentage of our net sales represented by each of our segments:

	2002	2001	2000

Domestic Branded	92%	92%	91%
International and Other	8	8	9

Total	100%	100%	100%

Domestic Branded

      Our Domestic Branded business segment consists of four franchises:

•	Laundry Care
•	Personal Cleansing
•	Food Products
•	Air Fresheners

      Within our Domestic Branded business segment, we have chosen to focus our marketing and product development efforts on the Dial, Purex, Renuzit and Armour brands. The following table sets forth the percentage of net sales represented by each franchise within our Domestic Branded segment:

	2002	2001	2000

Laundry Care	39%	37%	34%
Personal Cleansing	31	32	33
Food Products	16	16	17
Air Fresheners	14	15	16

Total	100%	100%	100%

Laundry Care

      Our Laundry Care business includes Purex detergents, bleach and fabric softeners, Zout® stain remover, Trend® detergent, Borateem® bleach, Sta-Flo® starches, Boraxo® soap and 20 Mule Team® borax and Fels Naptha® laundry soap.

      In 2002, retail sales in the U.S. detergent category were $4.9 billion. Although retail sales in the category declined 0.7%, retail volume increased 2.6% over 2001. Category volume growth was driven by increased sales of liquid detergent products. Dry detergent products continue to decline due to a consumer preference for liquid detergent products.

      Our Laundry Care business had volume market share of the U.S. detergent category of 13.7% and 11.8% for 2002 and 2001, respectively. Our Laundry Care business had dollar market share of the U.S. detergent category of 8.6% and 7.6% for 2002 and 2001, respectively. Based on ounces sold, Purex is the second largest brand of detergents in the U.S. and was the fastest growing, primarily due to continued momentum in Purex liquid detergents.

      The U.S. stain remover category accounted for $190 million of sales at retail in 2002, a decline of 2.3% from 2001. Zout is the number three brand in the stain remover category.

Personal Cleansing

      Our Personal Cleansing business includes Dial, Coast® and Tone® soaps and body washes, and Pure & Natural® soaps. In 2002, retail sales in the U.S. soap category were $2.2 billion.

      Our Personal Cleansing business had volume market share of the U.S. soap category of 20.0% and 19.3% for 2002 and 2001, respectively. Our Personal Cleansing business had dollar market share of the U.S. soap category of 17.6% and 17.0% for 2002 and 2001, respectively.

      Dial is America’s leading deodorant bar soap brand. Category bar soap sales continue to decline due to a consumer preference for body wash products.

      Body wash was the fastest growing segment in the U.S. soap category in 2002. We are the third largest marketer of body washes including Dial, Tone and Coast brands.

      Dial is the second largest liquid hand soap brand.

      Sales of our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, and sales of soap pellets and chemicals, principally glycerin and fatty acids, which are by-products of the soap making process, also are included in our Personal Cleansing business.

     Food Products

      Our Food Products business includes Armour and Armour Star® canned meats, chili, hash and meat spreads and Cream® cornstarch. We also manufacture and sell shelf stable food products for third parties. Private label and copack sales represented 28%, 27%, and 26% of the volume of our Food Products business in 2002, 2001 and 2000, respectively.

      The U.S. canned meat category totals $1.3 billion and unit volume grew 2% in 2002. Our Armour branded products within our Food Products business had unit market share of the U.S. canned meat category of 20.2% and 19.2% for 2002 and 2001, respectively. Our Armour branded products within our Food Products business had dollar market share of the U.S. canned meat category of 10.6% and 10.2% for 2002 and 2001, respectively. Market share data for the private label portion of our Food Products business is not available.

      In 2002, Armour was the largest brand, measured by unit sales, in the canned meat category. Armour is the leading brand in the Vienna sausage and potted meat segments. In the Chili segment, Armour is the fourth largest brand in unit sales. Armour Treet is the second largest brand in the spiced meat segment.

     Air Fresheners

      Our Air Fresheners business includes a wide variety of air freshener forms and fragrances, all of which are marketed and sold under the Renuzit® brand. Sales in the U.S. air freshener category were $1.3 billion in 2002, a 3.5% increase over 2001. Category dollar growth in 2002 was driven by the electrics segment. Our Air Fresheners business had unit market share of the U.S. air freshener category of 22.4% and 22.5% for 2002 and 2001, respectively. Our Air Fresheners business had dollar market share of the U.S. air freshener category of 15.1% and 17.0% for 2002 and 2001, respectively.

      At December 31, 2002, Renuzit was the second largest brand of air fresheners in the U.S. based on units sold. Renuzit’s LongLast Adjustable solid air fresheners are the largest selling item in the U.S. air freshener category. Renuzit is the third largest brand in the instant action segment. In the instant action segment, we sell Renuzit aerosols and Renuzit Super Odor Neutralizer sprays. Renuzit Super Odor Neutralizer Spray was introduced in the fourth quarter of 2002. Renuzit has discontinued its One Touch electric scented oil air freshener and, as a result, does not have a substantial presence in the electrics segment.

      Renuzit candles are the third largest brand in the scented candles segment. The candle segment has continued to decline and we expect this trend to continue. In the carpet air fresheners segment, Renuzit is the fourth largest brand and was the only brand to increase sales in 2002.

International and Other

      Our International and Other segment includes our international businesses and commercial markets.

     International

      Our international operations are focused in Canada, Puerto Rico and exports to Asia and Latin America. During 2002, 2001 and 2000, approximately 82%, 72% and 62%, respectively, of our international sales came from these markets. In total, international sales represent 4.4%, 4.6% and 5.1% of sales in 2002, 2001 and 2000, respectively.

      In Canada, Purex is leading the growth of the liquid detergent category with Purex liquid detergent volume sales at retail up 46%. Purex is the number two brand of liquid laundry detergent. We are leading the growth of the body wash category, with Dial body wash sales at retail up 45%. Export sales increased behind new distribution of Dial body wash items and Purex liquid detergents.

      In Mexico, we moved to a licensing arrangement in 2002 with a third party who previously served as our distributor in Mexico. Under this licensing arrangement, we have licensed our Dial, Breck and Renuzit trademarks to a third party in exchange for a royalty based upon net sales. As a result, we did not record sales in Mexico in 2002. We recorded sales in Mexico of $6.0 million and $10.9 million in 2001 and 2000, respectively.

     Commercial Markets

      We sell a broad range of branded products through various commercial channels, including amenity products to lodging customers and soap and cleaning products to healthcare and janitorial customers. Based on the Kline & Company, Inc. 2002 Janitorial and Housekeeping Cleaning Products report, total consumption of liquid, bar, waterless and powder hand soaps and cleaners was estimated at $638.5 million during 2002. Based on this study, Dial is estimated to be the sixth largest supplier of hand soaps and cleaners in the janitorial and housekeeping commercial sectors. The commercial markets business also sells products to governmental agencies, including correctional facilities, schools and the military. Key competitors include Marietta Corporation and Guest Supply, Inc. in lodging, Ecolab, Inc. and STERIS Corporation in healthcare and GOJO Industries and Kimberly-Clark Corporation in janitorial.

Pending Sale of Dial Argentina Business

      In December 2002, we announced that we had reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction is structured as the sale of assets of Dial Argentina, S.A., which includes the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. As a result of this transaction, we recorded an after-tax loss of $62.4 million on the pending disposal and classified our Argentina business as a discontinued operation in the fourth quarter of 2002. The sale is subject to satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s antitrust and bulk transfer laws. The sale currently is expected to close late in the second quarter of 2003.

      For additional information concerning this transaction, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Pending Sale of Dial Argentina Business”.

Sale of Specialty Personal Care Segment

      On August 28, 2001, we completed the sale of our Specialty Personal Care (SPC) business. Businesses included in this segment consisted of a variety of skin, hair, bath, body and foot care products sold under the Freeman and Sarah Michaels brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we recorded an after-tax loss of $198.4 million related to the write-off of SPC assets and to record an accrual for estimated exit costs. Proceeds from the sale were primarily used to repay debt. We sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to closing.

      For additional information concerning this transaction, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Sale of Specialty Personal Care Segment”.

Discontinuation of Dial/ Henkel Joint Ventures

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each owned 50% of this joint venture. This joint venture was formed to develop and market a range of enhanced laundry products in North America. In 1999, this joint venture acquired the Custom Cleaner home dry cleaning business and launched Purex Advanced laundry detergent.

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

      During the third quarter of 2000, the Dial/ Henkel LLC joint venture discontinued operations of Purex Advanced laundry detergents. Our portion of the loss on disposal of Purex Advanced was $12.6 million. This charge consisted of recording inventory at net realizable value and recording reserves for expected returns and deductions by joint venture customers. In addition, we recorded a charge of $5.4 million to write down to net realizable value the fixed assets used to manufacture Purex Advanced.

      During the fourth quarter of 2000, the Dial/ Henkel LLC joint venture recorded a $15 million special charge relating to the Custom Cleaner home dry cleaning business. This charge consisted of recording inventory at net realizable value and writing down impaired goodwill and deferred tax assets. Our share of this charge was $7.5 million.

      In December 2000, we sold our interest in the Dial/ Henkel Mexico joint venture to Henkel for $18.9 million and recorded a $5.0 million loss on the sale.

      In the third quarter of 2001, Dial/ Henkel LLC discontinued the Custom Cleaner home dry cleaning business.

      In the second quarter of 2002, Henkel received certain intellectual property rights related to the former Custom Cleaner business in exchange for its interest in Dial/ Henkel LLC, which did not operate during 2002. We accounted for our investments in these joint ventures under the equity method of accounting. During 2002, we recorded a $2.1 million gain related to lower than expected costs of the joint venture associated with exiting the discontinued Custom Cleaner business. During 2001, we recorded a $3.0 million gain from lower than expected marketing costs of the Custom Cleaner and Purex Advanced businesses and lower than expected costs of exiting the joint venture. During 2000, the two Dial/ Henkel joint ventures resulted in net losses to us of $37.6 million, which included $30.5 million in special charges related to exit activities.

Customers

      Our products are sold throughout the United States primarily through supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. Generally, our payment terms to customers are 30 days, with discounts offered for early payment. The table below sets forth our net sales by major customer. Other than Wal-Mart, no customer accounted for more than 10% of net sales in 2002, 2001 or 2000.

	2002	2001	2000

Wal-Mart	28%	25%	22%
Remaining top ten customers	29	29	29

Sales to top ten customers as a percent of total net sales	57%	54%	51%

      Our products are also sold internationally through the same channels, principally in Canada, Puerto Rico and the Caribbean. Payment terms for international customers are generally 30 days.

Sales

      Sales within the United States were 96%, 95% and 95% of our total sales during 2002, 2001, and 2000, respectively. Our customers are served by a national sales organization of approximately 160 employees. The sales organization is divided into regional divisions and account teams for grocery sales and specialized sales operations that sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers. In addition, some customers and regions are served by a national sales and marketing agency.

      The following table sets forth our U.S. net sales by channel:

	2002	2001	2000

Food(1)	42.1%	42.1%	44.3%
Mass	36.6	36.9	34.6
Dollar, club and drug	15.1	14.5	13.7
Commercial markets and other	6.2	6.5	7.4

Total U.S. net sales	100.0%	100.0%	100.0%

(1)	Includes all private label and copack food products that are sold through the Food channel.

      Our international customers are served by salespeople at three foreign sales offices, consisting of 16 employees. In addition, independent distributors also service some regions.

Distribution

      We ship products from four domestic distribution centers. The distribution centers are operated by third parties, except for one distribution center that we operate. Outside carriers are used to transport our products.

      We also shipped full truckload quantities directly to customers from our manufacturing facilities. Direct shipment to customers is limited to certain high volume products, such as Purex liquid laundry detergent. The percent of tonnage shipped direct from our plants to our customers was approximately 25%, 23% and 23% in 2002, 2001, and 2000, respectively.

Suppliers

      We rely on a number of third parties for manufacturing, packaging and research and development. Some of our arrangements related to new products contain limited mutual exclusivity provisions. This is designed to permit the supplier and us to profit from the product enhancement or innovation before we use an alternative supplier or the supplier sells to one of our competitors. Most of our supplier arrangements can be terminated without material penalties.

      Currently, we rely on a single company-owned plant to manufacture our Dial bar soap, a single contract manufacturer for our Renuzit Adjustable products and a single supplier for Purex liquid laundry detergent bottles. If any of these plants or suppliers were unable to produce these products for us for an extended period of time, it could have a material adverse effect on our financial condition and operating results.

Raw Materials

      We believe that ample sources of raw materials are available with respect to all of our major products. Paper, fats and oils, detergent chemicals, resins used in manufacturing bottles and meat have the most significant impact on our costs. Generally, we purchase these raw materials from a variety of suppliers in the United States. Increases in the prices of certain raw materials could materially impact our profit margins and financial results. For example, tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.09 to $0.25 per pound from January 1, 1997, to December 31, 2002. Recently, the price of tallow has been trading at the middle of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases. In addition, because our competitors use less tallow in their bar soap products, increases in tallow prices would adversely impact us more than our competitors. For the first quarter of 2003, we have entered into an agreement with our supplier that fixes the price we pay for tallow.

      We attempt to reduce our risk by entering into contracts to provide six to twelve month supplies of tallow, other raw materials and packaging materials. In the past, we have used financial derivatives to mitigate price fluctuations on the raw material component of the cardboard boxes and packaging used in our business. Other long-term hedging opportunities against price increases for these raw materials are generally not available.

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

Personal Cleansing	Food Products

• The Procter & Gamble Company (“P&G”)	• Hormel Foods Corp.
• Lever Brothers Co., a division of Unilever PLC (“Lever”)	• ConAgra
• Colgate-Palmolive Company (“Colgate”)

Laundry Care	Air Fresheners

• P&G	• S.C. Johnson & Son, Inc.
• Lever	• Reckitt & Benckiser, Inc.
• Colgate	• Church & Dwight, Inc.
• Church & Dwight, Inc.	• Global Household Brands
• S.C. Johnson & Son, Inc.
• Reckitt & Benckiser, Inc.

Research and Development

      We conduct research and development at our facility in Scottsdale, Arizona. Our internal research and development efforts are primarily directed at providing technical assistance, supporting our manufacturing activities and generating innovation for new and existing products. To increase our innovative capacity, we also contract general research and development activities in areas beyond our core areas of expertise. Our total research and development expenditures were approximately $16.2 million, $14.3 million and $12.1 million in 2002, 2001 and 2000, respectively.

Marketing Research

      We rely on industry data, syndicated market share data and various attitude and usage studies prepared by independent marketing firms. We also obtain direct sales information from our largest customers to identify consumer needs and anticipate shifts in consumer preferences. This allows us to develop line extensions and new products to meet changing demands.

Patents and Trademarks

      Our trademarks include Dial, Purex, Renuzit, Coast, Zout, Armour, Armour Star, Tone, Pure & Natural, Trend, Treet, 20 Mule Team and Boraxo in addition to related trade names. In the U.S., we license the Armour and Armour Star trademarks from ConAgra, Inc., which also sells food products under the Armour trademark. We license the 20 Mule Team trademark from U.S. Borax, Inc.

      In 2001, we licensed our Breck trademarks in the U.S., Canada, Puerto Rico, Europe and Asia to a third party in exchange for a royalty based upon gross sales. In 2002, we licensed our Breck trademark in Mexico to a different third party in exchange for a royalty based upon net sales. For further discussion of our licensing arrangement in Mexico, see “Item 1. Business — International”.

      United States trademark registrations are for a term of 10 years, renewable every 10 years as long as the trademarks are used in the regular course of trade. We maintain a portfolio of trademarks representing substantial goodwill in the businesses using these trademarks. We also have a significant number of registered foreign trademarks.

      United States patents are currently granted for a term of 20 years from the date a patent application is filed. We own a number of patents and believe that some of them may provide competitive advantages in the marketplace.

Government Regulation

      Substantially all of our operations are, or may become, subject to various federal laws and agency regulations. These include the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration (the “FDA”). The FDA regulates the manufacturing, labeling and sale of our over-the-counter drug and cosmetic products. The Insecticide, Fungicide and Rodenticide Act and the Toxic Substances Control Act are administered by the Environmental Protection Agency and regulate our disinfectant products and certain substances used in the manufacturing of our products. The Meat Inspection Act is administered by the Department of Agriculture and regulates our meat products. The Hazardous Substances Act is administered by the Consumer Product Safety Commission and regulates the labeling of our household products. The Fair Packaging and Labeling Act is administered by the Federal Trade Commission (the “FTC”) and regulates the packaging and labeling of all of our products. Our products also are subject to regulation by various state laws and various state regulatory agencies. In addition, we are subject to similar laws and regulations imposed by foreign jurisdictions.

      Since the 1970s, the FDA has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. Dial, which uses the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, emphasizes the antibacterial properties of its soap products in its marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require us to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in its products, all of which could have a material adverse effect on our business, operating results and financial condition.

Environmental Matters

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims and liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, three of which are currently active. In addition, in 1999 and in prior years we used nonlyphenol ethoxylate as an ingredient in our liquid and powder detergents and we continue to use it as an ingredient in our Zout stain remover products. Certain environmental and regulatory groups have raised concerns regarding toxicity of compounds produced from nonlyphenol ethoxylate.

      We do not currently anticipate that we will incur significant capital expenditures in connection with matters relating to environmental control or compliance in 2003. We do not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean up of closed plant sites will have a material adverse effect on our financial results or condition. We believe our reserves are adequate, but these costs are difficult to predict with certainty. There can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies, will not result in material costs in the future.

      Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. These changes have not had, and are not expected to have, a material adverse effect on our financial results or condition.

Employees

      We employed approximately 2,900 individuals, of whom approximately 1,020 were covered by collective bargaining agreements, as of December 31, 2002.

      Three of our five plants in the United States are unionized. In 2002, we finalized negotiations of two labor contracts. The first was with the International Brotherhood of Teamsters for the St. Louis, Missouri Plant and Madison County, Illinois Distribution Center, covering approximately 360 employees, which now expires in June 2005. The second was with the United Food and Commercial Workers union, covering approximately 280 employees at the Aurora, Illinois Plant, which now expires in September 2006. The labor contract with the United Food and Commercial Workers union, covering approximately 380 employees at our Fort Madison, Iowa Plant, expires in September 2003. Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

Available Information

      Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.dialcorp.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2.     Properties

      Our corporate headquarters is located in a leased 130,000-square-foot, single-tenant building in Scottsdale, Arizona, that is adjacent to the 200,000-square-foot Dial Center for Innovation (“DCI”), which we sold in June 2000 but still occupy under a multi-year lease. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Financial Condition and Liquidity”.

      Our principal facilities include the following:

	Approximate
Location	Sq. Feet	Purpose

Manufacturing Facilities
Aurora, Illinois	451,000	Bar soaps
Fort Madison, Iowa	447,000	Canned meats
St. Louis, Missouri	272,400	Dry and liquid laundry detergents
West Hazleton, Pennsylvania	214,500	Liquid detergents, liquid soaps and fabric softeners
Los Angeles, California	47,600	Liquid detergents and powdered soap
Guatemala City, Guatemala	100,000	Bar soaps

Subtotal	1,532,500

Distribution Centers
Allentown, Pennsylvania(1)	800,000	Warehousing and distribution of finished goods
Ontario, California(1)	340,000	Warehousing and distribution of finished goods
Edwardsville, Illinois(1)	812,000	Warehousing and distribution of finished goods
Atlanta, Georgia(2)	253,700	Warehousing and distribution of finished goods

Subtotal	2,205,700

Total	3,738,200

(1)	Leased facility.

(2)	Public warehouse.

      We believe that our facilities in the aggregate are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs. We continue to seek ways to cut costs and may close facilities as warranted.

Item 3.     Legal Proceedings

      As we have previously disclosed, we are defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”). This lawsuit is pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and is entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and failing to take prompt remedial action after these employees complained about the alleged harassment. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC is seeking injunctive relief and unspecified compensatory and punitive damages. We have denied the EEOC’s allegations.

      There are currently 89 potential claimants. Compensatory and punitive damages are limited to a maximum of $300,000 for each potential claimant. However, we currently believe that the number of claimants who ultimately will be eligible to recover damages in this case is much fewer than 89 based upon the potential claimants’ individualized allegations and our defenses. Nevertheless, no assurances can be given regarding the number of potential claimants who will ultimately be eligible to recover monetary damages.

      The trial is scheduled to begin in late April 2003. During initial settlement discussions, the EEOC indicated that it is seeking $15 million to resolve this case. Based upon our investigation, we do not believe the facts warrant such a large settlement. Accordingly, we are preparing for trial.

      Depending on the outcome, this case could have a material adverse effect on our operating results in the period in which the case is resolved. In addition, negative publicity resulting from this lawsuit could adversely affect our sales and operating results.

      As is the case with many companies, we also face exposure to actual or potential claims and lawsuits involving our business and assets. We are currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to our business, including general and product liability and workers’ compensation claims. We believe that any liabilities resulting from these claims, after taking into account amounts already accrued and including any potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or operating results.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol DL. The following table sets forth the high and low sale prices as reported on the NYSE for the periods indicated as well as the dividend paid with respect to these periods. The sale price of the common stock on February 28, 2003, was $18.19 per share.

	Price Range

	High	Low	Dividends

Fiscal 2002
Fourth Quarter	22.15	20.37	0.04
Third Quarter	21.67	17.98	0.04
Second Quarter	21.99	17.99	0.04
First Quarter	18.02	15.74	0.04
Fiscal 2001
Fourth Quarter	18.78	15.80	0.04
Third Quarter	18.00	12.80	0.04
Second Quarter	15.10	11.95	0.04
First Quarter	15.75	11.19	0.04

      The declaration and payment of dividends is subject to the discretion of our Board of Directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. As of February 28, 2003, there were 95,442,092 shares of common stock outstanding, which were held by 28,761 stockholders of record.

Item 6.	Selected Financial and Other Data

      The following table presents selected financial information derived from our consolidated financial statements and includes the reclassification of the Argentina and SPC businesses as discontinued operations.

      The following data should be read in conjunction with our consolidated financial statements and notes thereto, “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the other financial information included elsewhere or incorporated by reference in this Form 10-K.

SELECTED FINANCIAL AND OTHER DATA

	Year Ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2002(1)	2001(2)	2000(3)	1999	1998

	(In thousands, except per share data)
Operations
Net sales	$1,282,231	$1,189,332	$1,077,646	$1,151,585	$1,077,178

Cost of products sold	803,696	772,810	723,786	732,642	695,727
Special charges/(income) from asset write-downs, discontinued product inventories and other exit activities	(1,707)	8,424	10,519

Total cost of products sold	801,989	781,234	734,305	732,642	695,727

Selling, general and administrative expenses	259,900	244,695	207,447	205,646	203,934
Special charges and other asset write-downs		330	6,734

	1,061,889	1,026,259	948,486	938,288	899,661

Operating income	220,342	163,073	129,160	213,297	177,517
Interest and other expenses, net	(40,255)	(47,990)	(50,306)	(32,712)	(23,357)
Income/(loss) from Dial/ Henkel joint ventures	2,086	2,990	(37,615)	(1,347)
Other income — gain on special items			9,243

Income from continuing operations before income taxes	182,173	118,073	50,482	179,238	154,160
Income taxes	(66,939)	(43,765)	(17,066)	(62,441)	(54,610)

Income from continuing operations	115,234	74,308	33,416	116,797	99,550
Discontinued operations:
Income/(loss) from operations of discontinued businesses, net of tax	3,783	(8,156)	(44,424)	(31)	3,066
Loss on disposal of discontinued businesses, net of tax	(58,817)	(198,403)

(Loss)/ Income from discontinued operations	(55,034)	(206,559)	(44,424)	(31)	3,066

Cumulative effect of change in accounting principle, net of tax	(43,308)

Net income (loss)	$16,892	$(132,251)	$(11,008)	$116,766	$102,616

	Year Ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2002(1)	2001(2)	2000(3)	1999	1998

	(In thousands, except per share data)
Diluted net income/(loss) per share:
Income from continuing operations	$1.22	$0.81	$0.36	$1.17	$0.99
(Loss)/ Income from discontinued operations	(0.58)	(2.24)	(0.48)	—	0.03
Cumulative effect of change in accounting principle	(0.46)	—	—	—	—

Net income/(loss) per diluted share	$0.18	$(1.43)	$(0.12)	$1.17	$1.02

Basic shares outstanding	92,359	91,451	92,237	98,255	98,294
Equivalent shares	2,072	787	279	1,810	2,185

Diluted shares	94,431	92,238	92,516	100,065	100,479

	Year ended

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2002(1)	2001(2)	2000(3)	1999	1998

Balance Sheet Data
Total assets	$1,149,739	$1,024,116	$1,392,717	$1,286,568	$1,176,672
Working capital (deficit) excluding cash	8,366	20,159	(23,505)	8,579	22,219
Cash	219,554	28,310	6,392	5,911	10,666
Total debt	458,393	445,341	581,038	344,803	280,204
Net debt (total debt less cash)	238,839	417,031	574,646	338,892	269,538
Stockholders’ equity(4)	148,998	81,878	293,907	411,271	390,225
Other Data
Depreciation and amortization	35,964	43,806	43,855	35,672	33,528
Capital expenditures	34,490	28,644	37,337	56,252	50,330
Dividends paid on common stock	14,793	14,613	25,762	31,407	31,497

(1)	Includes special net gain of $1.7 million ($0.9 million after-tax or $0.01 per diluted share) from manufacturing asset sales and writedowns and reversal of restructure reserves. Also includes $2.1 million ($2.0 million after-tax or $0.02 per diluted share) of income from the liquidation of the Dial/ Henkel LLC joint venture. See Notes 3 and 6 of the consolidated financial statements included in this Form 10-K.

(2)	Includes special charges of $8.8 million ($7.6 million after-tax or $0.08 per diluted share) from asset writedowns, discontinuing product inventories, and other exit costs. See Note 3 of the consolidated financial statements included in this Form 10-K.

(3)	Includes special charges of $17.3 million ($11.3 million after-tax or $0.12 per diluted share) from asset writedowns, discontinuing product inventories, and other exit costs. Also includes $30.5 million ($22.3 million after-tax or $0.24 per diluted share) resulting from exit activities undertaken by the Dial/ Henkel joint ventures during 2000. These charges are partially offset by $9.2 million ($7.2 million after-tax or $0.08 per diluted share) from the sale of land and a curtailment gain resulting from changes to retiree medical plan benefits. See Notes 3, 6 and 7 of the consolidated financial statements included in this Form 10-K.

(4)	In 2002, stockholders’ equity was reduced by a charge of $17.7 million for additional minimum pension liability. In 2001, stockholders’ equity was reduced $62.2 million for unrealized foreign currency translation charges related to the currency devaluation in Argentina and $11.9 million for additional minimum pension liability.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Potential Sale of Dial And Future Capital Allocation Strategy

      We believe that our long-term interests and those of our shareholders would be best served if we were part of a larger enterprise. We will continue to explore opportunities to become part of a larger company, which could include transactions with multiple parties. We have been working with Goldman Sachs & Co. and may continue to do so as we evaluate any opportunities for us to be part of a larger company.

      No time constraints have been set for any transaction, and any decision regarding any potential transactions will be based upon the best interests of our shareholders. Accordingly, there is no assurance that any sale, merger or other transactions involving us or any of our businesses will occur in the near future or at all. In addition, decisions made in the course of continuing to improve our operating results could require additional special or restructuring charges or additional asset writedowns.

      We will continue to focus on growing our core businesses and will evaluate capital allocation options in light of the amount of cash we are accumulating. The capital allocation alternatives we are reviewing include:

•	Acquisitions

•	Share repurchases

•	Dividend increases

•	Debt reduction

•	Investment in our base business

      If suitable acquisition options do not emerge, then we currently expect to use cash to repurchase shares. We also may consider increasing our dividend or reducing our debt.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We routinely evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, income taxes, pension and other post retirement benefits, long-lived assets, inventories, restructurings, self insurance (primarily workers’ compensation), environmental matters, exit cost reserves related to discontinued operations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      Accounting policies are considered critical when they are both significant to the portrayal of our financial condition and results, and they require difficult, subjective, or complex judgments or estimates. We consider our critical accounting policies to include our calculation and treatment of the following expenses:

•	sales incentives

•	income taxes

•	pension and post retirement benefits

      Management has discussed these critical accounting estimates with the Audit Committee of our Board of Directors.

Sales Incentives

      Customer sales are recorded net of allowances for cash discounts, estimated sales returns, trade promotions and other sales incentives.

      We routinely commit to both one-time and on-going trade promotion programs with customers that require us to estimate and accrue the ultimate costs of such programs. We record an accrual for the earned, but unpaid costs related to our trade promotion programs. Trade promotion and cash discount costs are recorded as a deduction from sales. Estimating the costs associated with on-going and routine trade promotion programs and cash discount expense for core brands is based on our experience and available historical information.

      In determining liabilities for trade promotional spending, we must rely on judgment and estimates which include, but are not limited to, our understanding of trade promotional spending patterns, knowledge of the status of trade promotional activities, and the interpretation of historical spending trends by customer and category. If our estimates were to differ by 10%, the impact to promotional spending accruals would be approximately $2.0 million.

Income Taxes

      Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the appropriate jurisdiction. Changes in tax laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.

      We currently have $80.3 million of net deferred tax assets resulting primarily from differences between book and tax treatment for certain items. We believe that these net deferred tax assets will be realized based primarily on our projected future earnings and scheduling of our deferred tax liabilities. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

      At December 31, 2001, we established a full valuation allowance of $19.4 million for deferred tax assets related to a $52.3 million capital loss from the sale of the Specialty Personal Care business. The $52.3 million capital loss can only be utilized to offset net capital gains, and will expire on December 31, 2006. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We will maintain a full valuation allowance for that capital loss until it is more likely than not to be utilized.

      U.S. income tax is not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas”. We determine whether our foreign subsidiaries have invested or will invest a significant portion of their undistributed earnings indefinitely. We reassess our determination on a periodic basis. Changes to our determination may be warranted based on the experience as well as plans regarding future international operations and expected tax payments. Changes in the determination from period to period are included in our tax provision in the period of change. As of December 31, 2002, we had not provided for any U.S. taxes on approximately $14 million of undistributed earnings from our non-U.S. subsidiaries since these earnings are indefinitely reinvested.

Pension and Post-Retirement Benefits

      Our employee pension and other post-retirement benefits (i.e., health care and life insurance) costs and obligations are accounted for under the provisions of SFAS No. 87, “Employer’s Accounting for Pensions”

and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. The calculation and measurement of these expenses and liabilities are based on a variety of assumptions, including discount rates, medical trend rates, expected long-term rate of return on plan assets, salary growth rates, employee turnover, retirement and mortality rates. The assumptions are based on our historical experience as well as current facts and known economic and market conditions. We use third-party actuaries to assist in properly measuring the expense and obligations related to these employee benefits. While we believe that the assumptions used are appropriate, the use of different estimates could result in variances in the amount of expense recognized. The table below illustrates the approximate impact to 2002 expense if we were to change the following key assumptions by 10%:

	Rate	Impact of 10%
Key Assumptions:	Used	Rate Change

		(in millions)
Rate of return on assets	9.00%	+/- $	1.7
Discount rate	7.25%	+/- $	1.5
Salary growth rate	4.00%	+/- $	0.3
Initial medical trend rate	6.50%	+/- $	2.0

      The key rates were used to measure the pension and post-retirement benefit expense in 2002. The related accounting requirements allow for the amortization of gains and losses over future periods, which result from differences between our assumptions and actual results. Therefore, such gains and losses impact our recognized expense and related obligations in future periods. In accordance with SFAS No. 87, we use a five-year amortization of pension asset gains and losses (i.e.; calculated value) when calculating the expected return on assets component of net periodic pension cost. Variances that may result from using this calculated value as opposed to the straight fair market value of assets are expected to net to zero over time.

      The significant declines in the financial markets over the past two years coupled with the decline in interest rates have caused our accumulated pension obligation to exceed the fair value of the related plan assets. As a result, in 2002 we recorded an increase to our accrued pension liability of approximately $29.3 million and a non-cash charge to equity of approximately $17.7 million after-tax. This charge may be reversed in future periods if market conditions improve or interest rates rise.

      See Note 14 to the consolidated financial statements included in the Form 10-K for more information regarding the costs and obligations for pensions and post-retirement benefits.

Pending Sale of Dial Argentina Business

      In December 2002, we announced that we had reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction is structured as the sale of assets of Dial Argentina, S.A., which includes the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. The sale is subject to satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s antitrust and bulk transfer laws. The sale currently is expected to close late in the second quarter of 2003. The sales price is $6.0 million resulting in tax benefits of approximately $61 million. As a result, we recorded an after-tax loss of $62.4 million on the pending disposal and reclassified our Argentina business as a discontinued operation. This non-cash loss includes the reversal of the $92.8 million currency translation adjustment that had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs. In the first quarter of 2002, we recorded an after-tax impairment charge of $43.3 million for the Argentina business as a result of adopting the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

      As of December 31, 2002, our consolidated balance sheet included $18.5 million in current assets, $2.2 million in non-current assets and $13.5 million in current liabilities related to our discontinued Argentina business. The results of operations of the Argentina business, which have been reclassified as a discontinued operation, are as follows for 2002, 2001 and 2000:

	2002	2001	2000

	(In millions)
Net sales	$52.3	$80.8	$73.7
Operating gain (loss)(1)	6.8	(4.5)	0.5
Tax (expense) benefit on operations	(3.2)	0.1	0.4
Income (loss) from operations, net of tax	3.6	(4.5)	0.9
Net gain (loss) from disposal of Argentina, net of $61.0 tax benefit	$(62.4)	—	—

(1)	Included in this balance are special charges for asset write-downs and severance that have been reclassified to discontinued operations. These charges were $2.0 million and $0.7 million, in 2001 and 2000, respectively.

      The consolidated financial statements included in this Form 10-K have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the Argentina business as a discontinued operation. The historical results of operations of the Argentina business up to its measurement date and the estimated loss on the disposal of Argentina are reported as a discontinued operation in the consolidated financial statements.

Sale of Specialty Personal Care Segment

      On August 28, 2001, we completed the sale of our Specialty Personal Care (SPC) business. Businesses included in the sale consisted of a variety of skin, hair, bath, body and foot care products sold under the Freeman and Sarah Michaels brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we recorded an after-tax loss of $198.4 million related to the write-off of SPC assets and to record an accrual for estimated exit costs. Proceeds from the sale were primarily used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to closing.

      As consideration for the sale, we received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. On December 31, 2001, the $4.0 million in promissory notes had not been recorded by us because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we recorded the $2.0 million ($1.3 million after-tax) received as a reduction of the loss recognized on the sale of the SPC business. In the fourth quarter of 2002, we further reduced the loss previously recorded on the disposal of the SPC business by $4.0 million ($2.5 million after-tax) as a result of reversing certain exit cost accruals because of lower than expected costs associated with exiting the SPC discontinued operation.

      Our loss on the sale includes a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and the first nine months of 2002. The loss on the sale of SPC is primarily comprised of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. We will realize benefits on the capital loss only to the extent that we generate capital gains within five years of the SPC sale. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies and Estimates — Income Taxes”.

      The following table summarizes the net sales, operating loss and net loss of the discontinued SPC business for 2002, 2001 and 2000:

	2002	2001	2000

	(In millions)
Net sales	$—	$26.2	$99.1
Operating loss(1)	—	(4.8)	(70.3)
Tax benefit on operations	—	1.1	25.0
Loss on operations, net of tax	—	(3.7)	(45.3)
Net adjustment (loss) from disposal of SPC, net of ($2.2) and $40.0 tax benefit (expense) in 2002 and 2001, respectively	$3.8	$(198.4)	—

(1)	Included in this balance are special charges for discontinued product inventories, severance and other exit costs that have been reclassified to discontinued operations. These charges were $49.6 million in 2000.

Special Items

     2002 Special Items — Pre-Tax Gain of $3.8 million

      We recorded a net gain of $1.7 million ($0.9 million after-tax) associated with the sale of our Mexico manufacturing facility and the reversal of special item reserves established in 2001 and 2000, which were deemed no longer necessary. This was offset in part by a writedown of the carrying value of our Guatemala manufacturing facility. In addition, we recorded a $2.1 million gain associated with the previously dissolved Dial/ Henkel joint ventures for the reversal of reserves that were no longer required.

     2001 Special Items — Pre-Tax Charge of $8.8 million

      On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico manufacturing facility. Excluding the Argentina portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $9.8 million ($8.3 million after-tax) during 2001. During 2001, we also recorded a $1.0 million pre-tax gain ($0.5 million after-tax) for the reversal of special item reserves established in 2000, which were deemed no longer necessary.

      We recorded employee separation charges related to severance packages for 64 manufacturing employees in the United States and 69 manufacturing and 33 general, selling and administrative employees in Mexico. The predominately involuntary packages were based on salary levels and past service and were recorded upon acceptance of the package.

      We wrote down the carrying value of the Compton, California and Mexico manufacturing plants by approximately $1.9 million. As a result of the closure of our Mexico manufacturing facility, some inventory, primarily raw material, became unusable. Accordingly, a charge was recorded for the difference between cost and net realizable value.

      We expensed the $2.8 million cumulative currency translation adjustment previously recorded to other comprehensive income in stockholders’ equity that related to our Mexico operations.

     2000 Special Items — Pre-Tax Charge of $47.8 million

      On June 28, 2000 and on October 18, 2000, we announced special charges related to the Specialty Personal Care business, the Dial/ Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. The special charges related to the Dial/ Henkel joint ventures totaling $30.5 million pre-tax are discussed in Note 6 to the consolidated financial statements in this Form 10-K. Excluding the joint venture and the Specialty Personal Care and Argentina portions of the charge, which have been reclassified to discontinued operations, we recorded charges of $17.3 million ($11.3 million after-tax) during 2000.

      We recorded employee separation charges related to severance packages for three former executive officers, 80 manufacturing employees located in the United States and 103 primarily general, selling and administrative employees located in the United States and Mexico. The executive severance charges were recorded based either on contractual agreements or in accordance with our policies. The remaining severance charges were predominately involuntary packages and are based on salary levels and past service that were recorded upon acceptance of the package.

      We recorded accelerated depreciation on the Bristol, Pennsylvania plant during 2000 for assets that were taken out of service prior to the end of their normal service life. Accordingly, we changed the estimated useful lives of such assets, resulting in accelerated depreciation. We also wrote down the carrying value of this plant and certain other assets by approximately $5.4 million.

      See additional discussion of these charges in Note 3 to the consolidated financial statements included in this Form 10K.

Recent Developments

Kmart Bankruptcy and Store Closings

      In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. Kmart is one of our top ten customers. We sell certain products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc., but we also sell products to Kmart directly. Kmart and Fleming have recently announced that Fleming will no longer be Kmart’s contracted distributor. As a result, during 2003 we will begin to sell our products directly to Kmart.

      Kmart has already closed approximately 300 stores and recently announced plans to close approximately 300 additional stores in its effort to emerge from bankruptcy. Our sales to Kmart have decreased as a result of these store closings and from a decline in consumers visiting Kmart’s open stores. To date, Kmart’s bankruptcy has not had a material adverse effect on our planned sales or operating results. However, the additional store closings and potential change of Kmart’s distribution system could have an adverse impact on our sales and operating results in 2003.

Fiscal 2002 Compared With Fiscal 2001

      Net sales increased 7.8% to $1,282.2 million in 2002 from $1,189.3 million in 2001. Our Domestic Branded segment increased 8.0% and our International and Other segment increased 6.2%. Net sales information for the businesses is set forth below:

	For the Year Ended
	December 31		Increase

	2002	2001	Amount	Percentage

	(In millions)
Laundry Care	$466.6	$402.9	$63.7	15.8%
Personal Cleansing	367.8	352.9	14.9	4.2%
Food Products	185.3	179.5	5.8	3.2%
Air Fresheners	162.5	159.8	2.7	1.7%

Total Domestic Branded Segment	1,182.2	1,095.1	87.1	8.0%
Total International and Other Segment	100.0	94.2	5.8	6.2%

Total Company Net Sales	$1,282.2	$1,189.3	$92.9	7.8%

      The increase in Laundry Care sales is primarily due to an increase in Purex liquid detergent, resulting from higher market share and a consumer preference for liquid detergent products versus powder detergent products. We currently expect that this consumer trend will continue. Personal Cleansing sales increased primarily due to the growth in body wash products offset in part by higher promotional spending on bar soap to defend against a new competitive entry. Category bar soap sales continue to be hurt by a consumer preference for body wash products over bar soap products. We expect that this consumer trend will continue. Sales in Food Products increased due to growth of Armour branded products, primarily Vienna sausage and chili, and private label products. Air Fresheners sales increased due to the growth of Adjustables. This was offset in part by overall weakness in candle products, other air freshener products and the discontinuation of our One Touch electric scented oil products and Fresh Gels products.

      Net sales of our International & Other segment increased 6.2% to $100.0 million from $94.2 million in 2001 primarily as a result of increased sales of our branded commercial markets business and higher sales in Canada.

      Our gross margin improved 320 basis points to 37.5% from 34.3% in 2001. This improvement resulted from higher production volumes, manufacturing efficiencies, lower raw material costs and gains on special items in 2002 versus losses on special items in 2001. This was offset in part by higher promotional expenses.

      Selling, general and administrative expenses increased 6.1% to $259.9 million from $245.0 million in 2001. This increase resulted from higher employee performance-based compensation and other employee benefits. This increase was offset in part by lower intangible amortization due to the implementation of SFAS No. 142 and the closure of our Mexico manufacturing facility.

      Interest expense decreased 18.7% to $29.9 million from $36.8 million in 2001. The decrease was due to lower interest rates, as a result of our $250 million interest rate swaps, as well as lower average debt levels. Our interest rate swaps effectively reduced our interest rate on that portion of our notes to 5.4% from 7.0% in 2001.

      Net other expenses increased 7.7% to $10.3 million from $11.2 million in 2001. The increase is primarily due to higher post-retirement benefits expenses.

      Income related to the wind-down and liquidation of the Dial/ Henkel LLC joint venture decreased to $2.1 million from $3.0 million in 2001. All joint venture operations ceased during the third quarter of 2001.

      Our effective income tax rate on continuing operations in 2002 decreased to 36.7% from 37.1% in 2001. This decrease is primarily attributable to a foreign restructure charge that was subject to a full valuation allowance in 2001, the cessation of amortization of nondeductible goodwill as a result of implementing SFAS 142 in 2002, and nontaxable joint venture income in 2002. These decreases were offset in part by higher state taxes, less income in foreign jurisdictions that have lower tax rates, lower benefits relating to foreign sales, and nontaxable income in 2001.

      Income from continuing operations was $115.2 million or $1.22 per diluted share, versus $74.3 million or $0.81 per diluted share in 2001. As discussed above, this increase is primarily attributable to higher sales, improved gross margin and lower special charges, offset in part by higher selling, general and administrative expenses. The following table reconciles diluted earning per share from income from continuing operations to net income:

	2002	2001

Diluted net income per share from continuing operations	$1.22	$0.81
Discontinued operation, Specialty Personal Care	0.04	(2.19)
Discontinued operation, Dial Argentina	(0.62)	(0.05)
Cumulative effect of change in accounting principle	(0.46)	—

Net income (loss) per diluted share	$0.18	$(1.43)

Fiscal 2001 Compared With Fiscal 2000

      Net sales increased 10.4% to $1,189.3 million in 2001 from $1,077.6 million in 2000. Our Domestic Branded segment increased 11.1% and our International and Other segment increased 2.2%. Net sales in 2001 included sales of $20.8 million from acquisitions of the Coast and Zout businesses acquired in the second quarter of 2000. Net sales information for the businesses is set forth below:

	For the Year Ended
	December 31		Increase

	2001	2000	Amount	Percentage

	(In millions)
Laundry Care	$402.9	$338.7	$64.2	19.0%
Personal Cleansing	352.9	320.8	32.1	10.0%
Food Products	179.5	167.2	12.3	7.4%
Air Fresheners	159.8	158.7	1.1	0.7%

Total Domestic Branded Segment	1,095.1	985.4	109.7	11.1%
Total International and Other Segment	94.2	92.2	2.0	2.2%

Total Company Net Sales	$1,189.3	$1,077.6	$111.7	10.4%

      The increase in Laundry Care is primarily due to an increase in Purex liquid detergent, the launch of Purex tabs, and the inclusion of full year results from the Zout acquisition that was made in the second quarter of 2000. Personal Cleansing sales benefited from having a full year of sales from the acquisition of Coast, which was acquired in the second quarter of 2000, growth in body wash, the introduction of Dial Complete and solid performance of the base business. The increase in Food Products resulted primarily from increased sales of private label and Armour branded Vienna sausage. Sales in Air Fresheners increased primarily due to the introduction of One Touch electric scented oils and Fresh Gels, offset by a decline in candles.

      Net sales of our International and Other segment increased 2.2% to $94.2 million from $92.2 million in 2000 primarily as a result of higher sales in Canada, partially offset by lower sales in Mexico caused by difficulties of outsourcing our sales administrative function.

      Gross margin improved 240 basis points to 34.3% from 31.9% in 2000. This improvement is primarily from lower delivered product costs associated with higher production volume, a more even distribution of sales within the quarters, lower raw material costs and a decrease in special charges.

      Selling, general and administrative expenses increased 14.4% to $245.0 million from $214.2 million in 2000. This increase resulted from higher employee performance-based compensation and higher marketing spending to support new products, offset in part by lower special charges in 2001.

      Interest expense decreased 13.2% to $36.8 million from $42.4 million in 2000. The decrease was primarily due to the declining debt balance during 2001.

      Net other expense increased 41.3% to $11.2 million from $7.9 million in 2000. The increase is primarily due to increased post-retirement benefit expenses.

      Income from the Dial/ Henkel joint venture was $3.0 million in 2001 resulting from lower than expected marketing costs of the Custom Cleaner and Purex Advanced businesses and lower than expected costs of exiting the joint venture. In 2000, we recorded $37.6 million of losses from the Dial/ Henkel joint ventures, of which $30.5 million was a result of exit activities undertaken by the joint ventures during 2000.

      In 2000, we recorded $9.2 million of “Other income — gain on special items”, which consists of a gain from the sale of land and a curtailment gain resulting from changes to retiree medical plan benefits.

      Our effective income tax rate for 2001 on continuing operations was 37.1%, up from 33.8% in 2000. This increase is primarily attributable to a foreign restructure charge which was subject to a full valuation allowance in 2001, higher state taxes, lower benefits relating to foreign sales, and less income in foreign jurisdictions that have lower tax rates. These increases were offset in part by nondeductible joint venture losses in 2000.

      Net income from continuing operations was $74.3 million or $0.81 per diluted share, versus $33.4 million or $0.36 per diluted share in 2000. As discussed above, this increase is primarily attributable to higher sales, improved gross margin and lower restructuring and special charges, offset in part by selling, general and administrative expenses. The following table reconciles diluted earning per share from income from continuing operations to net income:

	2001	2000

Diluted net income per share from continuing operations	$0.81	$0.36
Discontinued operation, Specialty Personal Care	(2.19)	(0.49)
Discontinued operation, Dial Argentina	(0.05)	0.01

Net loss per diluted share	$(1.43)	$(0.12)

Financial Condition and Liquidity

      Our needs and access to funds are dependent on future operating results, as well as external economic and market conditions. Cash and cash equivalents, cash flow from operations and proceeds from divestitures are expected to be sufficient to meet our anticipated operating, capital expenditure, and debt service requirements during the next year.

      We will continue to focus on growing our core businesses and will evaluate capital allocation options in light of the amount of cash we are accumulating. The capital allocation alternatives we are reviewing include:

•	Acquisitions

•	Share repurchases

•	Dividend increases

•	Debt reduction

•	Investment in our base business

      If suitable acquisition options do not emerge, then we currently expect to use cash to repurchase shares. We also may consider increasing our dividend or reducing our debt. With the possible exception of acquisitions, we believe that we will have sufficient resources to execute this strategy without increasing debt.

      Net cash provided by operations in 2002 was $215.3 million versus $156.9 million in 2001 and $131.5 million in 2000. The increase in net cash provided by operations in 2002 was primarily due to an increase in net income and favorable tax benefits from the sale of our Specialty Personal Care business in 2001 and the pending sale of our Argentina business in 2002. Partially offsetting these benefits were higher receivables and inventory levels in support of higher sales. The increase in cash provided by operating activities in 2001 was primarily due to better working capital management, favorable tax benefits from losses incurred in 2001 and 2000, and an increase in net income from continuing operations.

      Net cash used in investing activities was $37.3 million in 2002 versus a source of cash of $12.2 million in 2001 and a use of cash of $186.0 million in 2000.

      Capital expenditures were $34.5 million in 2002 versus $28.6 million in 2001 and $37.3 million in 2000. We expect capital expenditures in 2003 to be approximately $45 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic, and administrative costs or are required to maintain our existing facilities. There can be no assurance as to the quantity and the type of capital spending we may incur.

      In 2000, we acquired two businesses for $72.2 million in cash. The acquisitions included the Coast bar soap and the Zout stain remover businesses in the United States. In 2002 and 2001, we made additional earnout payments of $1.1 million and $0.9 million, respectively, for the Zout business due to the achievement of specified level of gross sales. We currently expect to pay a final earnout in 2003 of approximately $1.1 million based upon the planned level of gross sales. In 2000, we used net cash of $13.5 million for the Dial/ Henkel joint venture. This includes $18.9 million received for the sale of our interest in the Dial/ Henkel Mexico joint venture.

      Proceeds from the disposition of discontinued operations were $2.0 million in 2002 versus $8.0 million in 2001. There were no proceeds from disposition of discontinued operations in 2000. Net cash used in investing activities from discontinued operations was $6.7 million in 2002 versus a source of net cash of $31.4 million in 2001 and a use of net cash of $74.2 million in 2000. In 2000, we spent $47.9 million in cash and assumed $1.3 million of liabilities to acquire the Plusbelle hair care business in Argentina. This business has been reclassified as a discontinued operation effective with the pending sale of the Dial Argentina business. Also, included in discontinued operations is the Specialty Personal Care business.

      Proceeds from the sale of assets were $3.0 million in 2002 versus $2.3 million in 2001 and $11.2 million in 2000. In 2002, we sold our Mexico City facility for $2.7 million as part of the 2001 restructuring program. In 2001, we sold our Bristol, Pennsylvania facility for $2.3 million as part of the 2000 restructuring program. In the second quarter of 2000, we sold the Dial Center for Innovation (DCI) and accompanying 23-acre parcel in Scottsdale, Arizona for $15.3 million. At that time, we entered into an operating lease with the buyer for the existing building pending construction of a new building. In the fourth quarter of 2000, we paid the buyer $4.2 million and, in return, our obligation to construct a new building was replaced with an exclusive option to construct a new DCI building. This option expires in the second quarter of 2003.

      Net cash provided by financing activities was $15.3 million in 2002 versus net cash used of $146.9 million in 2001 and net cash provided of $55.0 million in 2000. Dividends paid were $14.8 million in 2002 versus $14.6 million in 2001 and $25.8 million in 2000. The quarterly dividend rate was $0.04 per share for each of the four quarters of 2002 and 2001. In 2000, the quarterly dividend was $0.08 per share in the first, second and third quarters and $0.04 per share in the fourth quarter. Outstanding shares were reduced by 5.8 million shares for $83.1 million in 2000. There were no shares repurchased during 2002 and 2001.

      At December 31, 2002, we had $215.6 million invested in short-term investment vehicles with low principal risk. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments. The fair value of our senior notes is estimated based upon quoted market prices. The fair value of our senior notes was $477.7 million at December 31, 2002.

Capital Structure and Resources

      Total debt was $458.4 million at December 31, 2002 and $445.3 million at December 31, 2001. The increase in total debt is due to the fair market gain, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” associated with the termination of interest rate swaps entered into in 2001. Cash and cash equivalents were $219.6 million at December 31, 2002 and $28.3 million at December 31, 2001. Our outstanding debt has interest rates ranging from 6.5% to 7.0% and matures in 2006 and 2008.

      We have outstanding $250 million of 7.0% Senior Notes due 2006, which were issued in 2001. The Indenture governing these Senior Notes imposes restrictions with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions. In addition, the Indenture governing these Senior Notes requires us to purchase from the holders of the Senior Notes, upon the exercise of such purchase right by each holder, all or any part of their Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes plus interest, upon the occurrence of either (i) a change of control of Dial that is followed by a rating decline or (ii) a significant asset sale yielding gross proceeds to us of $500 million or more in the aggregate that is followed by a rating decline. A “rating decline” is deemed to have occurred if, no later than 90 days after the public notice of either the occurrence or intention to effect a change of control or significant asset sale, either of the rating agencies assigns a rating to the Senior Notes that is lower than Baa3, in the case of a rating by Moody’s, or BBB-, in the case of a rating by Standard & Poor’s.

      We also have outstanding $200 million of 6.5% Senior Notes due 2008, which were issued in 1998. The Indenture governing these Senior Notes also imposes restrictions with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions.

      In 2001, we entered into two interest rate swap contracts which effectively converted our $250 million 7% Senior Notes due in 2006 to floating rate debt. We designed the swaps as fair value hedges. Accordingly, the fair value of the swaps were recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS No. 133. In 2002, the swaps were terminated resulting in a net gain of $13.4 million. The gain is recorded with total reported debt and will be amortized as a reduction of interest expense over the remaining term of the $250 million 7% Senior Notes due in 2006. The amortization of the gain effectively reduces the interest rate on these notes to 5.4% annually.

      In January 2003, we entered into two interest rate swap contracts that effectively changes the interest rate on a portion of our Senior Notes from fixed to variable. The total notional value of the interest rate swaps that expire in September 2008 is $200 million, effectively converting 45% of our total debt to variable interest rates. Under the interest rate swaps, we pay a variable rate of interest based on 6-month LIBOR plus 278 basis points and receive a fixed interest rate of 6.5%. Variable interest rates are paid and reset semi-annually. The swaps expose us to the risk of changes in the LIBOR based interest rates. Each 50 basis point change in the swaps floating rate would change pre-tax interest expense by $1 million.

      Credit ratings for our Senior Notes were assigned by Standard and Poor’s at BBB-, by Fitch’s at BBB and by Moody’s at Baa3.

      The events of default under the Indentures governing both of our Senior Notes include the following:

•	failure to pay principal or interest when due

•	failure to comply with convenants

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	default under any other indebtedness for borrowed money having an aggregate principal amount outstanding of at least $50 million, which default results in such indebtedness being declared due and payable prior to its maturity date

      In the first quarter of 2002, we terminated our existing credit facility and replaced it with a $200 million revolving credit facility. The new facility is comprised of two commitments: $100 million available until March 2005 and $100 million available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread that ranges from 0.475% to 1.125% depending on our current credit rating. The commitment fees paid for the facility also vary depending on our debt ratings. As of December 31, 2002, there were no amounts outstanding under our credit facility. In the first quarter of 2003, we expect to renew the $100.0 million of commitments that expire in March 2003 under the same terms and conditions.

      Under our credit facility, we are required to maintain minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentina business and the Armour food business and the $43.3 million after-tax impairment charge taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. Our credit facility also limits our ability to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and leaseback transactions, place liens on properties and complete certain acquisitions without our lenders’ consent.

      The events of default under this $200 million credit facility include the following:

•	failure to pay principal or interest when due

•	failure to comply with covenants, representations and warranties under the credit agreement

•	default in the payment of, or failure to comply with covenants relating to, other indebtedness with a principal amount outstanding of at least $15 million

•	default under any material contract which results in liabilities or damages in excess of $25 million

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	entry of a final, non-appealable judgment in excess of $25 million

•	a change in control of Dial

      At December 31, 2002, we were in compliance with all covenants under our credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

      At December 31, 2002, and December 31, 2001, a total of 10,910,433 and 10,847,386 common shares, respectively, were held in treasury.

Commitments and Contingencies

      The following table outlines our future contractual financial obligations, in millions, as of December 31, 2002, due by period:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt(1)	$446.2	$—	$—	$247.4	$198.8
Operating leases, net of sublease income(2)	65.2	11.7	22.7	20.4	10.4
Unconditional purchase obligations(3)	12.4	12.2	0.2	—	—

Total contractual cash obligations	$523.8	$23.9	$22.9	$267.8	$209.2

(1)	Excludes the gain on the termination of interest rate swaps that is recorded in long-term debt. See Note 12 to the consolidated financial statements included in this Form 10-K for additional information.

(2)	See Note 16 to the consolidated financial statements included in this Form 10-K for additional information concerning our operating leases.

(3)	Consists of obligations to purchase certain raw materials, which are expected to be used in the ordinary course of business.

      The following table outlines our other future commercial commitments, in millions, as of December 31, 2002, by the amount of commitment that expires per period:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Standby letters of credit	$4.4	$4.4	$—	$—	$—
Other commercial commitments	0.3	0.3	—	—	—

Total commercial commitments	$4.7	$4.7	$—	$—	$—

      We made contributions for pension and other post-retirement employee benefits of $35.1 million in 2002, $23.8 million in 2001 and $23.1 million in 2000. Projected pension and other post-retirement obligations increased $80.0 million to $497.3 million at December 31, 2002 as compared to $417.3 million at December 31, 2001. Increased payments and payables are a result of the continued declines in the value of our pension investments and a lower discount rate. If pension-funding assumptions remain constant, we expect our total projected contributions to be $97 million over the next five years.

New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We have adopted the new disclosure requirements for 2002, and are currently evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. Currently, under such guarantees, we could be liable for lease payments extending through 2006 with minimum lease payments totaling approximately $7.6 million. We are currently analyzing the impact of FIN No. 45 on our business.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate a financial impact as a result of this Statement.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections”. This statement rescinds SFAS No. 4 that required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As part of our capital allocation strategy, we are currently considering repurchasing debt. We are currently evaluating the financial impact of this Statement on a debt-repurchasing plan.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in the Opinion). There was no effect from adopting SFAS No. 144 effective January 1, 2002, as required.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS No. 142 also established a new method of testing goodwill for impairment. We adopted SFAS No. 142 effective January 1, 2002 and ceased the amortization of goodwill and intangibles with indefinite lives. Amortization expense of these items was $7.3 million pre-tax ($0.05 per diluted share) and $6.6 million pre-tax ($0.05 per diluted share) respectively in 2001 and 2000, respectively. In addition, we recorded an impairment charge on our Argentina intangible assets from the change in accounting principle in the first quarter of 2002. The amount of this charge was $43.3 million after tax

($44.0 million pre-tax) and is included within the Cumulative effect of the change in accounting principle line on the consolidated statement of operations and comprehensive income.

      In August 2001, the FASB issued EITF release Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. EITF 01-09 consolidates Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF 01-09 does not change the accounting treatment set forth by EITF 00-14 and EITF 00-25. We adopted EITF 01-09 effective January 1, 2002.

      The implementation of EITF 01-09 required us to change the way we classified certain sales incentives that were previously recorded as selling, general and administrative expenses. We have restated our historical net sales, cost of sales, and selling, general and administrative expense as a result of the implementation of the consensus of Issue 01-09.

      The following table illustrates the effect of the changes from adopting EITF 01-09.

	Year Ended	Year Ended		Treatment in
	December 31,	December 31,		Reports Issued Prior
	2001	2000	Current Treatment	to January 1, 2002

	(In millions)
Trade promotions	$322.8	$318.1	Reduction of net sales	Selling, general and administrative expense
Coupons and rebates	$10.9	$7.0	Reduction of net sales	Selling, general and administrative expense
Free product	$10.2	$9.3	Increase to cost of goods sold	Selling, general and administrative expense

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

      We are considering selling substantial assets or the entire company. In this regard, we believe that we may be best served by becoming a part of a larger enterprise. We cannot assure that any transactions will occur or, if transactions do occur, that they will improve our operating results or financial condition or be on terms favorable to us. Moreover, the uncertainty created by this environment may adversely impact our ability to retain employees and our relationships with customers, suppliers and lenders.

•	We have developed and commenced sales of a number of new products, which, if they do not gain widespread customer acceptance or if they cannibalize sales of existing products, could harm our efforts to improve our financial performance.

      We have introduced a number of new products in the soap, detergent and air freshener categories. In addition, we have committed to increase development efforts in our core brands. The development and introduction of new products involve substantial research, development and marketing expenditures, which we may be unable to recoup if our new products do not gain widespread market acceptance or we do not execute product roll outs effectively. In addition, if our new products merely cannibalize sales of our existing products, our financial performance would be harmed.

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

•	We face intense competition in a mature industry that may require us to increase expenditures and lower profit margins to preserve or maintain our market share. Unless the markets in which we compete grow substantially, a loss of market share will result in reduced sales levels and less favorable operating results.

      Currently, 96% of our sales are generated in U.S. markets. U.S. markets for consumer products are mature and characterized by high household penetration, particularly with respect to our most significant product categories, including detergents and bar soaps. We may not be able to succeed in implementing our strategies to increase domestic revenues. Our unit sales growth in domestic markets will depend on increasing usage by consumers, product innovation and capturing market share from competitors.

      The consumer products industry is intensely competitive. To protect our existing market share or to capture increased market share, we may need to increase expenditures for promotions and advertising and to introduce and establish new products. Increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits.

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

      Our top ten customers accounted for 57%, 54% and 51% of net sales in 2002, 2001 and 2000, respectively. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 28% of net sales in 2002, 25% of net sales in 2001, and 22% of net sales in 2000. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers (including Kmart, which has filed for bankruptcy protection) could harm our sales and profitability.

•	Price increases in certain raw materials or energy costs could erode our profit margins, which would harm our operating results.

      Increases in the prices of certain raw materials or increases in energy costs could significantly impact our profit margins. Paper, fats and oils, detergent chemicals, resin and meat have the most significant impact on our costs. Tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.09 and $0.25 per pound from January 1, 1997, to December 31, 2002. Recently, the price of tallow has been trading around the mid-point of this historical range. If prices were to increase, we may not be able to increase the prices of our Dial bar soaps to offset these increases. Moreover, in light of recent world events, energy costs are increasing and these increases could adversely impact our profit margins and operating results in 2003.

•	We rely on single sources for some of our products and if our suppliers were unable to produce products for us for an extended period of time it could have a material adverse effect on our financial condition and operating results.

      We rely on single sources for some of our products. For example, we currently rely on a single company-owned plant to manufacture our Dial bar soap, a single contract manufacturer for our Renuzit Adjustables products and a single supplier for Purex liquid laundry detergent bottles. If any of our single sources were unable to produce products for us for an extended period of time, it could have a material adverse effect on our financial condition and operating results.

•	We may make acquisitions that prove unsuccessful or strain or divert our resources.

      We have stated that acquisitions are our first priority within the next year with respect to our capital allocation options. Any future acquisitions or investments would entail various risks, including the difficulty of assimilating the operations and personnel of the acquired businesses or products, the potential disruption of our ongoing business and, generally, our potential inability to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could harm our financial results. Any future acquisitions or investments could result in substantial cash expenditures and the incurrence of additional debt and contingent liabilities. In addition, any potential acquisitions or investments, whether or not they are ultimately completed, could divert the attention of our management and our other resources from other issues that are critical to our operations.

•	The FDA could impose standards that negatively impact our ability to market some of our products as antibacterial, which could result in compliance costs and could make our products less attractive to our customers.

      Since the 1970s, the Food and Drug Administration has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA ultimately could set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. We use the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, and emphasize the antibacterial properties of our soap products in our marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require us to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in our products, all of which could make our products less attractive to customers and could seriously harm our business.

•	We could become the subject of adverse publicity or product recalls that negatively impact our operations.

      Adverse publicity regarding our products could impact the sales of our products. Some news broadcasts by major U.S. television and radio networks have focused on the use of antibacterial agents to kill germs on various surfaces. Triclosan, the active ingredient in Liquid Dial, also has been a focus of these broadcasts. Although the broadcasts do not dispute that Triclosan kills germs on the skin, some third party experts question whether it provides any additional protection beyond that provided by non-antibacterial soap products. Although we have test results that we believe prove that Triclosan provides consumers with additional protection in limiting exposure to bacteria-related diseases, we cannot assure you that our Triclosan products or other products will not be the subject of adverse publicity in the future.

      From time to time, consumer product companies, including Dial, have had to recall products for various reasons. The costs of recall or other related liabilities could materially lower our profit margins. Adverse publicity regarding any product recalls also could depress our sales.

      In addition, we share the use of the Armour trademark for food products with ConAgra Inc., the manufacturer of Armour-branded non-canned meat products. Accordingly, we face the added risk that consumer preferences and perceptions with respect to any of our Armour products may be influenced by adverse publicity affecting any of the Armour-branded products of ConAgra, Inc.

•	We are defending a lawsuit brought by the U.S. Equal Employment Opportunity Commission (“EEOC”) and a settlement or adverse verdict could harm our operating results in the period in which the case is resolved. Negative publicity concerning this case also could harm our sales and operating results.

      As previously disclosed, we are defending a lawsuit filed by the EEOC, which is pending in the U.S. District Court for the Northern District of Illinois, Eastern Division (Civil Action No. 99 C 3356). The EEOC alleges that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and failing to take prompt remedial action after these employees communicated the alleged harassment. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC is seeking injunctive relief and unspecified compensatory and punitive damages. We have denied the EEOC’s allegations.

      There are currently 89 potential claimants. Compensatory and punitive damages are limited to a maximum of $300,000 for each potential claimant. However, we currently believe that the number of claimants who ultimately will be eligible to recover damages in this case is much fewer than 89 based upon the potential claimants’ individualized allegations and our defenses. Nevertheless, no assurances can be given regarding the number of potential claimants who will ultimately be eligible to recover monetary damages.

      During initial settlement discussions, the EEOC indicated that it is seeking $15 million to resolve this case. Based upon our investigation, we do not believe the facts warrant such a large settlement. Accordingly, we are preparing for trial. The trial is scheduled to begin in late April 2003. Depending on the outcome, this case could have a material adverse effect on our operating results in the quarter in which the case is resolved. In addition, negative publicity resulting from this lawsuit could harm our sales and operating results.

•	We have announced the pending sale of our Argentina business, but if this transaction does not close, we will continue to be exposed to risks associated with operating in Argentina.

      As previously disclosed, we have reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The sale is subject to satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s antitrust and bulk transfer laws. The sale currently is expected to close late in the second quarter of 2003. If the transaction does not close, we will continue to be exposed to the risks of operating in Argentina, including poor economic conditions, currency fluctuations and unstable governments and legal systems. The additional risks and expenses inherent in operating in Argentina could harm our profit, cash flows and stockholders’ equity.

•	We may incur unexpected expenses due to environmental, health or safety matters.

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we currently do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, three of which are currently active. In addition, in 1999 and in prior years we used nonlyphenol ethoxylate as an ingredient in our liquid and powder detergent products and we continue to use it as an ingredient in our Zout stain remover products. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from nonlyphenol ethoxylate. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

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

      Our use of financial instruments is limited to purposes other than trading and primarily includes management of interest rate and commodity expense. We may use financial instruments for the management of interest rates, foreign currency or other risks in the future.

Interest Rate Risk

      At December 31, 2002, we had $446.3 million in long-term debt outstanding, comprised of $200 million ($198.8 million net of issue discount) of 6.5% Senior Notes due 2008, and $250 million ($247.5 million net of issue discount) of 7.0% bonds due 2006. Our Senior Notes have fixed interest rates to maturity.

      At the time of the issuance of the $250 million 7% Senior Notes due 2006, we entered into two interest rate swaps, which together were designated as fair market value hedges of that issue. The interest rate swaps had a total notional amount of $250 million. In August of 2002, the interest rate swaps were terminated and we received a payment of $13.4 million. The gain on the termination of the swaps was deferred and is classified as a part of long-term debt. The deferred gain will be amortized over the remaining term of the $250 million 7% Senior Notes as a reduction of interest expense. The amortization of the gain on the terminated swaps effectively reduces the fixed rate of the $250 million 7% Senior Notes to approximately 5.4% annually.

      We are currently investing our accumulated cash balance in a variety of short-term investment vehicles with low principal risk. The weighted average yield on the invested cash at December 31, 2002 was 1.43%. Each 50 basis point change in the yield on the invested cash would result in an approximate $1.2 million change in our other expense, net.

      In January 2003, we entered into two interest rate swaps contracts that effectively changes the interest rate on a portion of our Senior Notes from fixed to variable. The total notional value of the interest rate swaps that expire in September 2008 is $200 million, effectively converting 45% of our total debt to variable interest rates. Under the terms of the swaps, we pay a variable rate of interest based on a 6-month LIBOR plus 278 basis points and receive a fixed interest of 6.5%. Variable interest rates are paid and reset semi-annually. The applicable LIBOR rate resets every six months. The six-month LIBOR rate on January 9, 2003 was 1.39%. The swaps expose us to the risk of changes in LIBOR based interest rates. Each 50 basis point change in the swaps’ floating rate would change our pre-tax interest expense by $1 million.

Foreign Currency

      We are exposed to risks from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/ Canadian Dollar and U.S. Dollar/ Argentine Peso.

      Historically, the Argentine Peso’s value was “pegged” by the Argentine government as equal to the U.S. Dollar. However, in late December 2001, the Argentine government declared strict limitations on bank withdrawals, effectively blocking all convertibility of Argentine Pesos to U.S. Dollars at December 31, 2001. On February 12, 2002, the Argentine Government abandoned the dual exchange rate and allowed the Argentine Peso to float freely against other currencies. During 2002, the U.S. Dollar/ Argentine Peso exchange rate fluctuated between 1:1.6 and 1:3.9. If there were a 10% change in the exchange rates for the U.S. Dollar to the Argentine Peso from those at December 31, 2002 until the expected sale date, the gain or loss would be immaterial.

      At December 31, 2002, one U.S. Dollar was worth 1.6 Canadian Dollars. For the year ended December 31, 2002, the U.S. Dollar/ Canadian Dollar exchange rate fluctuated between 1:1.6 and 1:1.5. If there were a 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar from those at December 31, 2002, the foreign currency gain or loss would be immaterial.

Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, participants can defer a portion of their compensation into a combination of Dial stock units or various cash accounts. For deferrals made into stock units, deferred compensation due to participants is included on the balance sheet in stockholders’ equity under the caption “Employee benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The trust is also included on the balance sheet in stockholders’ equity under the caption “Employee benefits”.

      For deferrals into cash accounts, deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the captions “Pension and other benefits” and “Other Liabilities”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have cash surrender value that accrues tax-free earnings largely based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses are included on the balance sheet as an asset under the caption “Other assets”.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements as of December 31, 2002, and for each of the fiscal years in the three-year period ended December 31, 2002, together with related notes and the report of Deloitte & Touche LLP are set forth on the following pages.

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

      Management has established and maintains a system of internal control that is designed to provide reasonable assurance that transactions are authorized and properly recorded, that assets are protected and that materially inaccurate financial reporting is prevented and detected. The appropriate segregation of responsibilities and careful selection of employees are components of the system of internal controls. The internal control system is independently monitored and evaluated by an internal auditing program.

      The Board of Directors, acting through its Audit Committee, oversees the adequacy of our internal control environment. The Audit Committee meets regularly with management representatives and, jointly and separately, with representatives of Deloitte & Touche LLP and internal auditing management to review accounting, auditing and financial reporting matters.

/s/ HERBERT M. BAUM Herbert M. Baum Chairman, President & Chief Executive Officer	/s/ CONRAD A. CONRAD Conrad A. Conrad Executive Vice President & Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of

Directors of The Dial Corporation:

      We have audited the accompanying consolidated balance sheets of The Dial Corporation and subsidiaries as of December 31, 2002, and 2001, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corporation and subsidiaries as of December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with indefinite lives as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Phoenix, Arizona

January 27, 2003

THE DIAL CORPORATION

CONSOLIDATED BALANCE SHEET

	As of December 31

	2002	2001

	(In thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$219,554	$28,310
Receivables, less allowance of $1,256 and $2,392	88,466	75,690
Inventories	131,508	122,030
Deferred income taxes	23,255	21,673
Income tax receivable	7,901	12,567
Current assets of discontinued operation	18,547	30,562
Other current assets	7,605	8,219

Total current assets	496,836	299,051
Property and equipment, net	220,792	228,999
Deferred income taxes	57,012	48,464
Goodwill	312,678	310,839
Other intangibles, net	51,070	48,305
Non-current assets of discontinued operation	2,226	76,715
Other assets	9,125	11,743

Total Assets	$1,149,739	$1,024,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$94,187	$87,795
Income taxes payable	—	521
Current liabilities of discontinued operation	13,512	8,988
Other current liabilities	161,217	153,278

Total current liabilities	268,916	250,582
Long-term debt	458,393	445,341
Post-retirement and other employee benefits	267,225	239,286
Other liabilities	6,207	7,029

Total liabilities	1,000,741	942,238

Commitments and contingencies (Notes 16 and 20)	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 300,000,000 shares authorized; 106,372,531 and 105,712,924 shares issued	1,064	1,057
Additional paid-in capital	436,262	420,611
Retained income	8,835	6,736
Accumulated other comprehensive loss	(32,350)	(75,502)
Unearned employee benefits	(48,103)	(55,542)
Treasury stock, 10,910,433 and 10,847,386 shares held	(216,710)	(215,482)

Total stockholders’ equity	148,998	81,878

	$1,149,739	$1,024,116

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31

	2002	2001	2000

	(In thousands, except per share data)
Net sales	$1,282,231	$1,189,332	$1,077,646

Costs and expenses:
Cost of products sold	803,696	772,810	723,786
Special charges (income) from manufacturing asset sales and writedowns, discontinued product inventories and other exit activities	(1,707)	8,424	10,519

Total cost of products sold	801,989	781,234	734,305

Selling, general and administrative expenses	259,900	244,695	207,447
Special charges from asset writedowns, severance and other exit costs	—	330	6,734

Total costs and expenses	1,061,889	1,026,259	948,486

Operating income	220,342	163,073	129,160
Interest expense	(29,922)	(36,797)	(42,386)
Other expenses, net	(10,333)	(11,193)	(7,920)
Income (loss) from Dial/ Henkel joint ventures	2,086	2,990	(37,615)
Other income — gain on special items	—	—	9,243

Income from continuing operations before income taxes	182,173	118,073	50,482
Income taxes	(66,939)	(43,765)	(17,066)

Income from continuing operations	115,234	74,308	33,416
Discontinued operations:
Loss from operation of discontinued Specialty Personal Care segment, net of income tax	—	(3,691)	(45,298)
Adjustment to loss (loss) on disposal of discontinued Specialty Personal Care segment, net of income tax	3,783	(198,403)	—
Income (loss) from operation of discontinued Argentina business, net of income tax	3,582	(4,465)	874
Loss on disposal of discontinued Argentina business, net of income tax	(62,399)	—	—

Total loss from discontinued operations	(55,034)	(206,559)	(44,424)

Cumulative effect of the change in accounting principle, net of tax	(43,308)	—	—

NET INCOME (LOSS)	$16,892	$(132,251)	$(11,008)

Basic net income (loss) per common share:
Income from continuing operations	$1.25	$0.81	$0.36
Loss from discontinued operations	(0.60)	(2.26)	(0.48)
Effect of change in accounting principle	(0.47)	—	—

NET INCOME (LOSS) PER SHARE — BASIC	$0.18	$(1.45)	$(0.12)

Diluted net income (loss) per common share:
Income from continuing operations	$1.22	$0.81	$0.36
Loss from discontinued operations	(0.58)	(2.24)	(0.48)
Effect of change in accounting principle	(0.46)	—	—

NET INCOME (LOSS) PER SHARE — DILUTED	$0.18	$(1.43)	$(0.12)

Weighted average basic shares outstanding	92,359	91,451	92,237
Weighted average equivalent shares	2,072	787	279

Weighted average diluted shares outstanding	94,431	92,238	92,516

NET INCOME (LOSS)	$16,892	$(132,251)	$(11,008)
Other comprehensive income (loss):
Foreign currency translation adjustment	60,806	(60,146)	(370)
Minimum pension liability adjustment, net of tax	(17,654)	(11,891)	(244)

Other comprehensive income (loss)	43,152	(72,037)	(614)

COMPREHENSIVE INCOME (LOSS)	$60,044	$(204,288)	$(11,622)

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31

	2002	2001	2000

	(In thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$16,892	$(132,251)	$(11,008)
Adjustments to reconcile net income to net cash provided by operating activities:
Argentina business discontinued operation, net of tax	58,817	4,465	(874)
Specialty Personal Care segment discontinued operation, net of tax	(3,783)	202,094	45,298
Effect of change in accounting principle, net of tax	43,308	—	—
Depreciation	35,835	36,368	37,513
Amortization	129	7,438	6,342
Deferred income taxes	1,245	(2,302)	2,137
Special charges and asset writedowns	(1,707)	8,754	47,725
Gain on special items	—	—	(9,243)
Change in operating assets and liabilities:
Receivables	(12,776)	26,747	28,187
Inventories	(9,478)	8,534	4,310
Trade accounts payable	3,630	(23,141)	(3,807)
Income taxes payable	68,842	(26,521)	(32,961)
Other assets and liabilities, net	14,317	46,690	17,880

Net cash provided by operating activities	215,271	156,875	131,499

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Capital expenditures	(34,490)	(28,644)	(37,337)
Investment in and loans to joint ventures	—	—	(13,490)
Acquisition of businesses, net of cash acquired	(1,096)	(894)	(72,223)
Proceeds from disposition of discontinued operation	2,000	8,000	—
Investment in and transfers from discontinued operation	(6,731)	31,442	(74,201)
Proceeds from sale of assets	3,045	2,305	11,207

Net cash provided (used) by investing activities	(37,272)	12,209	(186,044)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net change in debt resulting from interest rate swap termination	13,386	—	—
Increase (decrease) in short-term debt	—	(111,767)	67,915
Increase (decrease) of long-term debt	(332)	(23,930)	168,320
Increase (decrease) in receivables sold	—	—	(73,177)
Common stock purchased for treasury	—	—	(83,144)
Dividends paid on common stock	(14,793)	(14,613)	(25,762)
Proceeds from stock options exercised	17,052	3,370	874

Net cash provided (used) by financing activities	15,313	(146,940)	55,026

Effects of foreign exchange rate changes on cash	(2,068)	(226)	—

Net increase in cash and cash equivalents	191,244	21,918	481
Cash and cash equivalents, beginning of year	28,310	6,392	5,911

CASH AND CASH EQUIVALENTS, END OF YEAR	$219,554	$28,310	$6,392

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional		Unearned		Other
			Paid-in	Retained	Employee	Treasury	Comprehensive
	Shares	Amount	Capital	Income	Benefits	Stock	Income (loss)	Total

	(In thousands)
Balance, December 31, 1999	105,481	$1,055	$448,977	$190,370	$(95,802)	$(130,478)	$(2,851)	$411,271
Exercise of stock options	57	1	359		630	(116)		874
Common stock purchased for treasury						(83,144)		(83,144)
Dividends on common stock				(25,762)				(25,762)
Change in employee benefits	142	1	(47,312)		50,044	(443)		2,290
Net loss				(11,008)				(11,008)
Other comprehensive loss							(614)	(614)

Balance, December 31, 2000	105,680	1,057	402,024	153,600	(45,128)	(214,181)	(3,465)	293,907
Exercise of stock options			(1,381)		4,926	(175)		3,370
Dividends on common stock				(14,613)				(14,613)
Change in employee benefits	33		19,968		(15,340)	(1,126)		3,502
Net loss				(132,251)				(132,251)
Other comprehensive loss							(72,037)	(72,037)

Balance, December 31, 2001	105,713	1,057	420,611	6,736	(55,542)	(215,482)	(75,502)	81,878
Exercise of stock options	641	6	7,721		10,097	(772)		17,052
Dividends on common stock				(14,793)				(14,793)
Change in employee benefits	19	1	7,930		(2,658)	(456)		4,817
Net income				16,892				16,892
Other comprehensive income							43,152	43,152

Balance, December 31, 2002	106,373	$1,064	$436,262	$8,835	$(48,103)	$(216,710)	$(32,350)	$148,998

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Business

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. These products are sold to consumers primarily though supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. Approximately 96% of our business is in the United States.

      On December 23, 2002, we announced the pending sale of our Argentina business. The sale is subject to satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s antitrust and bulk transfer laws. The sale is expected to close late in the second quarter of 2003. As a result of this pending sale, Argentina’s current and historical earnings have been reclassified to a discontinued operation in the accompanying financial statements.

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

      We believe that our long-term interests and those of our shareholders would be best served if we were part of a larger enterprise. We continue to focus on improving our operating results as a standalone company and we will also continue to explore opportunities to become part of a larger company, which could include transactions with multiple parties. No time constraints have been set for any transaction, and any decision regarding any potential transactions will be based upon the best interests of our shareholders. Accordingly, there is no assurance that any sale, merger or other transactions involving us or any of our businesses will occur in the near future or at all.

Note 2.     Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries. Prior to our assumption of Henkel’s interest in Dial/Henkel LLC’s operations in the second quarter of 2002, we accounted for our investment in the Dial/Henkel LLC joint venture and our prior investment in the Dial/ Henkel Mexico joint venture under the equity method of accounting. Intercompany transactions and profits have been eliminated in consolidation.

      Use of Estimates. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We routinely evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, income taxes, pension and other post-retirement benefits, long-lived assets, inventories, restructurings, self insurance (primarily workers’ compensation), environmental matters, exit cost reserves related to discontinued operations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      Revenue Recognition. Sales are recorded when the risk of loss and title to the product transfers to the purchaser. Sales are recorded net of allowances for cash discounts, estimated sales returns, trade promotions and other sales incentives.

      Major Customers. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 28%, 25%, and 22% of net sales in 2002, 2001 and 2000, respectively. The loss of or a substantial decrease

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the volume of purchases by Wal-Mart or any of our other top customers could harm our sales and profitability.

      In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. Kmart is one of our top ten customers. We sell certain products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc., but we also sell products to Kmart directly. Kmart and Fleming have recently announced that Fleming will no longer be Kmart’s contracted distributor. As a result, during 2003, we will begin to sell our products directly to Kmart.

      Kmart has already closed approximately 300 stores and recently announced plans to close approximately 300 additional stores in its effort to emerge from bankruptcy. Our sales to Kmart have decreased as a result of these store closings and from a decline in consumers visiting Kmart’s open stores. To date, Kmart’s bankruptcy has not had a material adverse effect on our planned sales or operating results. However, the additional store closings and potential change of Kmart’s distribution system could have an adverse impact on our sales and operating results in 2003.

      Net sales to the food and mass channels represented 78.7%, 79.0%, and 78.9% of our domestic sales in 2002, 2001 and 2000, respectively.

      Marketing and Research and Development Costs. All expenditures for marketing and research and development are charged against earnings in the period incurred and are reported in the statement of consolidated operations under the caption “Selling, general and administrative expenses”. Our total research and development expenditures were approximately $16.2 million, $14.3 million and $12.1 million in 2002, 2001 and 2000, respectively. Marketing costs include the costs of advertising and various consumer related marketing programs.

      Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

      Inventories. Inventories are stated at the lower of cost (first in, first out and average cost methods) or market.

      Long-Lived Assets with Definite Lives. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property and equipment and intangibles with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. Intangibles with definite lives primarily consisting of patents are amortized using the straight-line method over the period of expected benefit.

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings	2% to 5%
Machinery and other equipment	5% to 33%
Leasehold improvements	Lesser of lease term or useful life

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill and Intangibles. Prior to 2002, goodwill that arose prior to November 1970 was not amortized, but other goodwill and intangibles with indefinite lives were amortized over useful lives ranging from 10 to 40 years. Effective January 1, 2002, all goodwill and other intangibles with indefinite lives ceased to be amortized. Intangible assets with indefinite lives are analyzed for impairment, on at least an annual basis, as required by the SFAS No. 142.

      Other intangible assets with definite lives, including trademarks, patents and customer lists, are amortized over useful lives ranging from 10 to 40 years. Intangible assets with definite lives are analyzed for impairment as required by the SFAS No. 144.

      Net Income (Loss) Per Common Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust are not considered outstanding for net income (loss) per share calculations until the shares are released from the Trust and transferred to an employee or transferred on behalf of an employee. In accordance with SFAS No. 128, “Earnings per share”, the same number of potential common shares used in calculating the diluted earnings per share for income from continuing operations is used in calculating all other reported diluted earnings per share amounts.

      At December 31, 2002, there were 106,372,531 shares of common stock issued and there were 95,462,098 shares outstanding, including shares held by the Employee Equity Trust. At December 31, 2002, and December 31, 2001, a total of 2,365,901 and 3,175,315, respectively, of the issued shares were held by the Employee Equity Trust. At December 31, 2002, and December 31, 2001, a total of 10,910,433 and 10,847,386 shares of common stock, respectively, were held in treasury.

      In addition to common stock, we are authorized to issue 10,000,000 shares of preferred stock, par value of $.01 per share, none of which has been issued.

      Stock Options. We have two stock-based employee compensation plans, which are described in more detail in Note 15. We account for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Accordingly, no compensation cost has been recognized for the stock option plans. Awards under our plans vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	2002	2001	2000

	(In thousands)
Net income (loss) as reported	$16,892	$(132,251)	$(11,008)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	6,342	6,290	1,930

Pro forma net income (loss)	$10,550	$(138,541)	$(12,938)

Net income (loss) per share-basic-as reported	$0.18	$(1.45)	$(0.12)

Pro forma net income (loss) per share — basic	$0.11	$(1.51)	$(0.14)

Net income (loss) per share-diluted-as reported	$0.18	$(1.43)	$(0.12)

Pro forma net income (loss) per share — diluted	$0.11	$(1.50)	$(0.14)

New Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results with a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We have adopted the new disclosure requirements for 2002, and are evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. Currently, under such guarantees we could be liable for lease payments extending through 2006 with minimum lease payments totaling approximately $7.6 million. We are currently analyzing the impact of FIN No. 45 on our business.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for exit or disposal activities that are initiated after December 31, 2002. We do not anticipate a financial impact as a result of this Statement.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4 that required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As part of our capital allocation strategy, we are currently considering repurchasing debt. We are currently evaluating the financial impact of this statement on a debt-repurchasing plan.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of the Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in the Opinion). There was no effect from adopting SFAS No. 144 effective January 1, 2002, as required.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS No. 142 also established a new method of testing goodwill for impairment. We adopted SFAS No. 142 effective January 1, 2002 and ceased the amortization of goodwill and intangibles with indefinite lives. Amortization expense of these items was $7.3 million pre-tax ($0.05 per diluted share) and $6.6 million pre-tax ($0.05 per diluted share), respectively in 2001 and 2000, respectively. In addition, we recorded an impairment charge on our Argentina intangible assets from the change in accounting principle in the first quarter of 2002. The amount of this charge was $43.3 million after tax ($44.0 million pre-tax) and is included in Cumulative effect of the change in accounting principle line on the consolidated statement of operations and comprehensive income.

      In August 2001, the FASB issued EITF release Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. EITF 01-09 consolidates the previously discussed Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. EITF 01-09 does not change the accounting treatment set forth by EITF 00-14 and EITF 00-25. We adopted EITF 01-09 effective January 1, 2002.

      The implementation of EITF 01-09 requires a change to the way we previously classified certain sales incentives that were previously recorded as selling, general and administrative expenses. We have restated our historical net sales, cost of sales, and selling, general and administrative expense as a result of the implementation of the consensus of Issue 01-09.

      The following table illustrates the effect of the changes from adopting EITF 01-09.

	Year Ended	Year Ended
	December 31,	December 31,		Treatment Prior to
	2001	2000	Current Treatment	January 1, 2002

	(in millions)
Trade promotions	$322.8	$318.1	Reduction of net sales	Selling, general and administrative expense
Coupons and rebates	$10.9	$7.0	Reduction of net sales	Selling, general and administrative expense
Free product	$10.2	$9.3	Increase to cost of goods sold	Selling, general and administrative expense

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Derivative Financial Instruments. Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and forward purchase contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

      Our use of financial instruments is limited to purposes other than trading and includes the management of interest rate risk. The financial impacts of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged. We may use financial instruments for the management of foreign currency, employee benefits, commodity expense or other risks in the future.

Note 3.	Special Items

2002 Special Items — Pre-Tax Gain of $3.8 million

      We recorded a net gain of $1.7 million ($0.9 million after-tax) associated with the sale of our Mexico manufacturing facility and the reversal of special item reserves established in 2001 and 2000, which were deemed no longer necessary, offset in part by a writedown of the carrying value of our Guatemala manufacturing facility. In addition, we recorded a $2.1 million gain associated with the previously dissolved Dial/ Henkel joint ventures for the reversal of reserves that were no longer required.

2001 Special Items — Pre-Tax Charge of $8.8 million

      On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico City manufacturing facility. Excluding the Argentina portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $9.8 million ($8.3 million after-tax) during 2001. During 2001, we also recorded $1.0 million, pre-tax, of special item reserves established in 2000, which were no longer deemed necessary.

      We recorded employee separation charges related to severance packages for 64 manufacturing employees in the United States and 69 manufacturing and 33 general, selling and administrative employees in Mexico. The predominately involuntary packages were based on salary levels and past service and were recorded upon acceptance of the package.

      We wrote down the carrying value of the Compton and Mexico manufacturing plants by approximately $1.9 million. As a result of the closure of our Mexico manufacturing facility, some inventory, primarily raw material, became unusable. Accordingly, a charge was recorded for the difference between cost and net realizable value.

      We expensed the $2.8 million cumulative currency translation adjustment previously recorded to other comprehensive loss in stockholder’s equity that related to our Mexico operations.

2000 Special Items — Pre-Tax Charge of $47.8 million

      On June 28, 2000 and on October 18, 2000, we announced special items related to the Specialty Personal Care business, the Dial/ Henkel joint ventures, severance costs for prior management and other actions to improve operational efficiencies. The special charges related to the Dial/ Henkel joint ventures totaling $30.5 million pre-tax are discussed in Note 6 and excluded from this note. Excluding the joint venture and the Specialty Personal Care and Argentina portions of the charge, which have been reclassified to discontinued operations, we recorded charges of $17.3 million during 2000.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We recorded employee separation charges related to severance packages for three prior executive officers, 80 manufacturing employees located in the United States and 103 primarily general, selling and administrative employees located in the United States and Mexico. The executive severance charges were recorded based either on contractual agreements or in accordance with our policies. The remaining severance charges were predominately involuntary packages and are based on salary levels and past service and were recorded upon acceptance of the package.

      We recorded accelerated depreciation on the Bristol, Pennsylvania plant during 2000 for assets that were taken out of service prior to the end of their normal service lives. Accordingly, we changed the estimated useful lives of such assets, resulting in accelerated depreciation. We also wrote down the carrying value of this plant and certain other assets by approximately $5.4 million.

      The following table shows the components of these special items and changes to related reserves during 2002, 2001 and 2000:

	2002	2001	2000

	(In millions)
Employee separations	$—	$2.1	$6.5
Other exit costs	(0.5)	1.8	1.1

Special items reserved	(0.5)	3.9	7.6
Asset writedowns and discontinued product inventories	(1.2)	4.9	9.7

Total special (income) charge	$(1.7)	$8.8	$17.3

Accrued special items at beginning of year	$3.1	$3.8	$—
Cash payments	(2.4)	(4.6)	(3.8)
Special items reserved	(0.5)	3.9	7.6

Accrued special items at end of year	$0.2	$3.1	$3.8

Note 4.     Acquisition of Businesses

      In the second quarter of 2000, we acquired two businesses for $72.2 million in cash. The acquisitions included the Coast bar soap and the Zout stain remover businesses in the United States. In 2002 and 2001 we made additional earnout payments of $1.1 million and $0.9 million for the Zout business due to the achievement of specified level of gross sales. A final earnout payment will be made in 2003 if a specified level of gross sales of Zout product is achieved. The results of operations of the acquired businesses are included in our consolidated results of operations from their respective acquisition dates. The total combined net sales of the acquisitions, from their respective acquisition dates through the end of 2000, was $22.8 million.

      In addition, we acquired the Plusbelle hair care business in Argentina during the second quarter of 2000 for $47.9 million in cash and assumed $1.3 million in liabilities. The Plusbelle hair care business has been reclassified as a discontinued operation effective with the pending sale of Dial Argentina.

Note 5.     Discontinued Operations

      Argentina Operations — In December 2002, we announced that we had reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction is structured as the sale of assets of Dial Argentina, S.A., which includes the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. The sale is subject to satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s antitrust and bulk transfer laws. The sale currently is expected to close late in the second quarter of 2003. The sales price is $6.0 million resulting in

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefits of approximately $61 million. As a result, we recorded an after-tax loss of $62.4 million on the pending disposal and classified our Argentina business as a discontinued operation. This non-cash loss includes the reversal of the $92.8 million currency translation adjustment that had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs. In the first quarter of 2002, we also recorded an after-tax impairment charge of $43.3 million for the Argentina business as a result of adopting the SFAS No. 142, “Goodwill and Other Intangible Assets”.

      The tax rates on the loss on disposal and the impairment charge were 49.4% and 4.5% respectively. These rates differ from federal statutory rate in that no tax benefit was provided on the impairment charge related to nondeductible goodwill which becomes fully deductible on the disposal of Dial Argentina. The combined tax rate for these related items is 36.9%.

      The results of the discontinued Argentina operation are as follows, in thousands:

	2002	2001	2000

Net sales	$52,258	$80,843	$73,747
Operating income (loss)	6,775	(4,540)	459
Tax (expense) benefit from operations	(3,193)	75	415
(Loss) income from operation, net of tax	3,582	(4,465)	874
Loss on disposal of Argentina, net of $61,017 tax benefit	$(62,399)	—	—

      Assets and liabilities of the discontinued Argentina operation included in our consolidated financial statements as of December 31 were as follows, in thousands:

	2002	2001

Cash and cash equivalents	$1,657	$1,104
Receivables	3,988	18,499
Inventories	10,483	7,947
Deferred income taxes	—	1,739
Other current assets	2,419	1,273

Current assets of discontinued operation	$18,547	$30,562

Property and equipment, net	—	23,958
Deferred income taxes	—	1,353
Intangibles, net	—	44,667
Other non-current assets	2,226	6,737

Non-current assets of discontinued operation	$2,226	$76,715

Trade accounts payable	13,512	8,988

Current liabilities of discontinued operation	$13,512	$8,988

      Specialty Personal Care — On August 28, 2001, we completed the sale of our Specialty Personal Care (SPC) business. Businesses included in the sale segment consisted of a variety of skin, hair, bath, body and foot care products sold under the Freeman and Sarah Michaels brand names. The sale was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we recorded an after-tax loss of $198.4 million related to the write-off of assets and to record an accrual for estimated exit costs. Proceeds from the sale were primarily used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the business, but retained the related receivables and liabilities arising on or prior to closing.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As consideration for the sale, we received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. On December 31, 2001, the $4.0 million in promissory notes had not been recorded by us because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we recorded the $2.0 million ($1.3 million after-tax) received as a reduction of the loss previously recognized on the sale of the business. In the fourth quarter of 2002, we further reduced the loss previously recorded on the disposal of the business by $4.0 million ($2.5 million after-tax) as a result of reversing certain exit cost accruals because of lower than expected costs associated with exiting the discontinued operation. At December 31, 2002, we still have approximately $14.4 million of accruals related to the discontinued business, primarily for future operating lease payments.

      As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and the first nine months of 2002. The loss on the sale is primarily comprised of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. We will realize benefits on that capital loss only to the extent that we generate capital gains within five years of the sale.

      The results of the discontinued SPC business are as follows, in thousands:

	2002	2001	2000

Net sales	$—	$26,228	$99,122
Operating loss	—	(4,811)	(70,277)
Tax (expense) benefit from operations		1,120	24,980
Loss from operations, net of tax		(3,691)	(45,298)
Net adjustment (loss) on disposal of SPC, net of ($2,222) and $40,000 tax benefit in 2002 and 2001 respectively	$3,783	$(198,403)	—

      The consolidated financial statements included in this Form 10-K have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of the business as a discontinued operation. The historical results of operations of the business up to its date of disposition and the estimated loss on the sale are reported as a discontinued operation in the consolidated financial statements.

Note 6.     Dial/ Henkel Joint Ventures

      In April 1999, we formed Dial/ Henkel LLC, a joint venture with Henkel KGaA of Düsseldorf, Germany. Dial and Henkel each owned 50% of this joint venture. This joint venture was formed to develop and market a range of enhanced laundry products in North America. In 1999, this joint venture acquired the Custom Cleaner home dry cleaning business and launched the Purex Advanced laundry detergent line.

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

      During the third quarter of 2000, the Dial/ Henkel LLC joint venture decided to discontinue operations of Purex Advanced laundry detergent. As a result, in 2000 the Dial/ Henkel LLC joint venture reflected Purex

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advanced as a discontinued operation and the joint venture recorded special charges to writedown its inventories and establish reserves for exit costs. Our portion of the loss on disposal of Purex Advanced is $12.6 million and is included in the special charge portion of the Loss of Dial/ Henkel joint ventures on our books. In addition, we recorded a charge of $5.4 million to write down to net realizable value of fixed assets used to manufacture Purex Advanced.

      During the fourth quarter of 2000, the Dial/ Henkel LLC joint venture recorded a $15 million special charge relating to the Custom Cleaner home dry cleaning business. This charge consisted of recording inventory at net realizable value and writing down impaired goodwill and deferred tax assets. Our share of this charge was $7.5 million and is included on our books in the special charge portion of the Loss of Dial/ Henkel joint ventures.

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

      In the second quarter of 2002, Henkel received certain intellectual property rights related to the former Custom Cleaner business in exchange for their interest in Dial/ Henkel LLC, which had no operations in 2002. Prior to our assumption of Henkel’s interest in Dial/ Henkel LLC, we accounted for this joint venture under the equity method of accounting. During 2002, we recorded a $2.1 million gain related to lower than expected costs associated with the discontinued Custom Cleaner business. Our $3.0 million share of the joint venture’s net income in 2001 resulted from lower than expected marketing costs of the Custom Cleaner and Purex Advanced businesses and lower than expected costs of exiting the joint venture. In 2000, the two Dial/ Henkel joint ventures resulted in net losses to us of $37.6 million, which included $30.5 million in special charges related to exit activities. These results are detailed below, in thousands as of December 31:

	2002	2001	2000

Total net loss incurred by joint ventures	$—	$(11,349)	$(63,966)
Dial’s Portion of Joint Venture
Loss on sale of Dial/ Henkel Mexico joint venture(1)	$—	$—	$(4,989)
Loss from operations of Dial/ Henkel Mexico joint venture	—	—	(519)
Earnings (loss) from operations of Purex Advanced	—	1,516	(2,386)
Earnings (loss) from discontinuing Purex Advanced(1)	66	—	(17,981)
Earnings (loss) from operations of Custom Cleaner	—	734	(4,239)
Special charge (gain) of Custom Cleaner(1)	2,020	—	(7,501)
Gain on write-off of investment in joint venture	—	740	—

Dial’s net earnings (loss) from joint ventures	$2,086	$2,990	$(37,615)

(1)	Special item.

      The Dial/ Henkel LLC agreement provided for a monthly marketing, sales and administrative fee, a trademark fee and a tolling fee paid to us during 2000. A monthly technology fee was paid to Henkel. In addition, during 2000 Henkel paid a disproportionate share of the marketing expenses of Purex Advanced incurred by the Dial/ Henkel LLC joint venture. During the joint ventures exit activities, disproportionate losses were taken by the partners of the joint venture based on negotiations between the joint venture partners.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Other Income — Gain on Special Items

      During the second quarter of 2000, we sold the Dial Center for Innovation (“DCI”), formerly known as the Dial Technical and Administration Center, and accompanying 23-acre parcel in Scottsdale, Arizona to an unrelated third party developer for a purchase price of $15.3 million. At that time, we entered into an operating lease with this third party for the existing DCI building pending construction of a new DCI building. The land and building have been removed from our consolidated balance sheet and a gain of $6.7 million related to the sale of land was recognized in 2000. In the fourth quarter of 2000, we paid the buyer $4.2 million and in return, our obligation to construct a new building was replaced by an exclusive option to construct a new DCI building. This option expires in the second quarter of 2003. The lease on our existing DCI building expires August 2008.

      During 2000, we recorded a $4.6 million curtailment gain resulting from changes to retiree medical plan benefits.

Note 8.     Inventories

      Inventories consisted of the following at December 31, in thousands:

	2002	2001

Raw materials and supplies	$34,575	$26,416
Work in process	8,515	8,139
Finished goods	88,418	87,475

	$131,508	$122,030

Note 9.     Property and Equipment

      Property and equipment consisted of the following at December 31, in thousands:

	2002	2001

Land	$4,507	$4,567
Buildings and leasehold improvements	79,081	77,976
Machinery and other equipment	423,423	423,734
Construction in progress	13,281	14,667

	520,292	520,944
Less accumulated depreciation	(299,500)	(291,945)

	$220,792	$228,999

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Intangibles

      Intangibles subject to amortization consisted of the following at December 31, in thousands:

	2002			2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$2,171	$(149)	$2,022	$1,002	$(82)	$920
Other intangibles	900	(578)	322	900	(516)	384

Total	$3,071	$(727)	$2,344	$1,902	$(598)	$1,304

      Intangibles not subject to amortization consisted of the following:

	2002	2001

Goodwill(1)	$312,678	$310,839
Trademarks	39,426	39,141
Pension related intangibles	9,300	7,860

	$361,404	$357,840

(1)	Additions to goodwill were the result of the Zout earnout.

      In connection with the implementation of SFAS No. 142, effective January 1, 2002, we ceased amortizing our intangible assets with indefinite lives. Amortization expense of these items was $7.3 million and $6.6 million in 2001 and 2000, respectively. Amortization expense, net of tax, was approximately $5.1 million and $4.6 million in 2001 and 2000 respectively, or $0.05 per diluted share in both years. Accordingly, net loss and net loss per diluted share, excluding this amortization expense, would have been $127.2 million or $1.38 per diluted share in 2001, and $6.4 million or $0.07 per diluted share in 2000. For the year ended December 31, 2002 amortization of intangibles with definite lives was $0.1 million and is not expected to materially change in the near future.

      Effective January 1, 2002, we recorded a $43.3 million after-tax impairment ($44.0 million pre-tax) to intangibles as a result of implementing SFAS No. 142. See Note 5 for further discussion of this impairment charge.

Note 11.	Other Current Liabilities

      Other current liabilities consisted of the following at December 31, in thousands:

	2002	2001

Accrued compensation	$52,038	$43,358
Accrued promotions and advertising	33,629	35,723
Other employee benefit liabilities	17,790	25,024
Interest payable	15,037	11,265
Dividends payable	3,477	3,443
Other	39,246	34,465

	$161,217	$153,278

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Debt

      We held no short-term debt at December 31, 2002 or December 31, 2001. Long-term debt consisted of the following at December 31, in thousands:

	2002	2001

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,460	$246,768
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,785	198,573

Total long-term debt	446,245	445,341
Fair market gain on termination of interest rate swap	12,148	—

Reported long-term debt	$458,393	$445,341

      In the third quarter of 2001, we entered into two interest rate swap contracts which effectively converted our $250 million 7% Senior Notes due in 2006, to floating rate debt. We designated the swaps as fair value hedges. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS No. 133. During the third quarter of 2002, the swaps were terminated resulting in a net gain of $13.4 million. The gain is recorded with total reported debt and will be amortized as a reduction of interest expense over the remaining term of the $250 million 7% Senior Notes due 2006.

      We also have outstanding $200 million of 6.5% Senior Notes due 2008, which were issued in 1998. The Indenture governing these Senior Notes also imposes restrictions with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions.

      We have outstanding $250 million of 7.0% Senior Notes due 2006, which were issued in 2001. The Indenture governing these Senior Notes imposes restrictions with respect to, among other things, our ability to place liens on certain properties and enter into certain sale and leaseback transactions. In addition, the Indenture governing these Senior Notes requires us to purchase from the holders of the Senior Notes, upon the exercise of such purchase right by each holder, all or any part of their Senior Notes at a purchase price equal to 101% of the principal amount of the Senior Notes plus interest, upon the occurrence of either (i) a change of control of Dial that is followed by a rating decline or (ii) a significant asset sale yielding gross proceeds to us of $500 million or more in the aggregate that is followed by a rating decline. A “rating decline” is deemed to have occurred if, no later than 90 days after the public notice of either the occurrence or intention to effect a change of control or significant asset sale, either of the rating agencies assigns a rating to the Senior Notes that is lower than Baa3, in the case of a rating by Moody’s, or BBB-, in the case of a rating by Standard & Poor’s.

      The events of default under the indentures governing our Senior Notes include the following:

•	failure to pay principal or interest when due

•	failure to comply with covenants

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	default under any other indebtedness for borrowed money having an aggregate principal amount outstanding of at least $50 million, which default results in such indebtedness being declared due and payable prior to its maturity date

      In the first quarter of 2002, we terminated our credit facility and replaced it with a new $150 million revolving credit facility. The new facility is comprised of two commitments: $75 million under commitments available until March 2005 and $75 million under commitments available until March 2003. In May of 2002, this new credit facility was increased to $200 million, with $100 million available until March 2005 and

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$100 million available until March 2003. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread. The credit spread and the commitment fees paid for the facility are subject to adjustment should our debt ratings change. There were no amounts borrowed under this facility at December 31, 2002. In the first quarter of 2003, we expect to renew the $100 million of commitments that expire in March 2003 under the same terms and conditions

      Our credit facility requires us to maintain a minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentina operations and/or the Armour food business and the $43.3 million after-tax impairment charge taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. Our credit facility also limits our ability to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and leaseback transactions, place liens on properties and complete certain acquisitions without our lenders’ consent.

      The events of default under our $200 million credit facility include the following:

•	failure to pay principal or interest when due

•	failure to comply with covenants, representations and warranties under the credit agreement

•	default in the payment of, or failure to comply with covenants relating to, other indebtedness with a principal amount outstanding of at least $15 million

•	default under any material contract which results in liabilities or damages in excess of $25 million

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	entry of a final, non-appealable judgment in excess of $25 million

•	a change in control of Dial

      At December 31, 2002, we were in compliance with all covenants under our credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

      Interest expense incurred in 2002, 2001 and 2000 was, in thousands, $29,922, $36,797 and $42,386, respectively. Interest paid to lenders in 2002, 2001 and 2000 was, in thousands, $29,890, $37,071 and $40,896, respectively. The fair value of our Senior Notes was, in thousands, $477,687 and $440,310 at December 31, 2002 and 2001, respectively.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

      The following table presents the U.S. and international components of income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes, for years ended December 31, in thousands:

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:

	2002	2001	2000

United States	$177,878	$121,971	$47,020
International	4,295	(3,898)	3,462

Income from continuing operations before income taxes	$182,173	$118,073	$50,482

PROVISION (BENEFIT) FOR INCOME TAXES:
Current Tax Expense:
U.S. federal	$55,851	$40,090	$16,274
U.S. state & local	7,523	6,426	(2,240)
International	2,373	(384)	457

Subtotal	65,747	46,132	14,491

Deferred Tax Expense:
U.S. federal	1,548	13	558
U.S. state & local	78	(2,394)	2,017
International	(434)	14	0

Subtotal	1,192	(2,368)	2,575

Provision for income taxes	$66,939	$43,765	$17,066

      Income taxes paid/(refunds) in 2002, 2001 and 2000 amounted to, in thousands, $2,274, $(7,316), and $27,419, respectively.

      The following table presents a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate on continuing operations, for years ended December 31:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.6	2.2	(0.3)
Foreign Sales Exclusion	(0.2)	(0.6)	(5.5)
Joint venture income or loss	(0.3)	0.3	8.1
Other, net	(0.4)	1.2	(3.5)

Effective income tax rate	36.7%	37.1%	33.8%

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the components of deferred tax assets and (liabilities) of continuing operations at December 31, in thousands:

	2002	2001

Property, plant and equipment	$(45,375)	$(42,801)
Pension and other employee benefits	73,382	80,492
Reserves, accruals and other	36,730	26,016
Deferred state income taxes	7,859	5,030
Capital and net operating loss carryforwards	27,039	22,782
Valuation allowance	(19,368)	(21,382)

Total net deferred tax assets	$80,267	$70,137

      SFAS 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowance from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to utilization of the deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings and carryback and carryforward periods.

      In 2001, we established a full valuation allowance for $19.4 million of deferred tax assets related to the $52.3 million capital loss from the sale of the Specialty Personal Care business in 2001. This capital loss can only be utilized to offset net capital gains, and will expire on December 31, 2006. As of December 31, 2002, we continue to maintain a full valuation allowance against the potential future tax benefits of the capital loss carryforward. We expect to continue to maintain a full valuation allowance on the potential future tax benefits of the capital loss carryforward until it is more likely than not that the capital losses will be utilized.

      Also included in the 2001 deferred tax assets was $2.0 million related to a foreign tax loss, for which a full valuation allowance was provided. The foreign tax loss carryover expired unused in 2002, and the carryover was eliminated from the valuation allowance in 2002. Also included in 2002 was $6.3 million of net operating loss carryforwards reattributed from a disposed subsidiary.

      U.S. income tax is not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas”. We determine whether our foreign subsidiaries have invested or will invest a significant portion of their undistributed earnings indefinitely. We reassess our determination on a periodic basis. Changes to our determination may be warranted based on our experience as well as plans regarding future international operations and expected tax payments. Changes in the determination from period to period are included in our tax provision in the period of change. As of December 31, 2002, we had not provided for any U.S. taxes on approximately $14.0 million of undistributed earnings from our non-U.S. subsidiaries since these earnings are indefinitely reinvested.

Note 14.     Pension and Other Benefits

      Pension Plans. Trusteed, noncontributory pension plans cover substantially all employees, with benefit levels supplemented in most cases by defined matching contributions to employees’ 401(k) plans. We amended the pension plan to calculate benefits using an age and pay-based credit formula beginning January 1, 2001. Under the former plan, defined benefits were based primarily on final average salary and years of service. The accrued pension benefit under the former plan was frozen as of December 31, 2000, and will grow to reflect increases in employees’ base pay. Funding policies provide that payments to defined benefit pension trusts shall be at least equal to the minimum funding required by applicable regulations.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides information on the status of the plans at December 31, in thousands:

	2002	2001

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$216,349	$192,996
Service cost	5,924	4,746
Interest cost	16,094	15,352
Plan amendments	2,356	(4,097)
Actuarial loss	20,438	18,768
Benefits paid	(12,105)	(11,416)

Projected benefit obligation at end of year	$249,056	$216,349

Change in Plan Assets:
Fair value of plan assets at beginning of year	$154,659	$199,106
Actual return on plan assets	1,771	(38,979)
Company contributions	15,055	5,948
Benefits paid	(12,105)	(11,416)

Fair value of plan assets	$159,380	$154,659

Reconciliation of Funded Status:
Funded status	$(89,676)	$(61,690)
Unrecognized transition obligation	(16)	(35)
Unrecognized prior service cost	6,026	4,295
Unrecognized actuarial loss	70,965	35,706
Contribution deposited on October 15		981

Accrued pension cost	$(12,701)	$(20,743)

Amounts Recognized in the Consolidated Balance Sheet:
Prepaid pension cost	$5,658	$9,109
Accrued benefit liability	(18,359)	(29,852)
Additional minimum liability	(57,142)	(27,888)
Intangible asset	9,301	7,860
Equity — accumulated other comprehensive loss, pre-tax	47,841	20,028

Net amount recognized	$(12,701)	$(20,743)

      At December 31, 2002 and 2001, the plans held 84,367 shares of common stock of Dial. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were, in thousands, $249,056, $228,544 and $159,380, as of December 31, 2002, and $215,457, $199,328 and $151,902, as of December 31, 2001.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the net periodic pension cost are summarized in the following table, in thousands:

	2002	2001	2000

Calculation of Net Periodic Pension Cost:
Service cost	$5,924	$4,746	$4,567
Interest cost	16,094	15,352	14,766
Expected return on plan assets	(16,812)	(17,601)	(15,683)
Amortization of:
Net transition obligation	(18)	(18)	327
Unrecognized past service cost	623	622	1,094
Actuarial loss/(gain)	221	(1,006)	(471)

Net periodic pension cost	$6,032	$2,095	$4,600

Other comprehensive loss, pre-tax	$27,813	$20,028	$375

Assumptions:
Discount rate for obligation	6.75%	7.25%	8.00%
Long-term rate of investment return	9.00%	10.00%	10.00%
Salary increase rate	4.50%	4.00%	4.00%

      Defined Contribution Plans. We maintain various 401(K) defined contribution plans whereby employees can contribute up to 21% of their total pay. We contribute to these plans throughout the year. For the years ended December 31, 2002, 2001, and 2000, defined contribution plan expense was, in thousands, $6,128, $5,613 and $2,645, respectively.

      Multi-Employer Pension Plans. We participate in one multi-employer pension plan. For the years ended December 31, 2002, 2001, and 2000, our costs were, in thousands, $1,612, $1,713 and $1,704, respectively.

      Post-Retirement Benefits Other Than Pensions. We have defined benefit post-retirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, we retained the obligations for such benefits for eligible retirees of Armour and Company (sold in 1983).

      We accrue post-retirement benefits other than pensions during the years the eligible employees provide services. The status of these plans is as follows as of December 31, in thousands:

	2002	2001

Change in Benefit Obligation:
Benefit obligation at beginning of year	$200,902	$162,012
Service cost	1,648	1,295
Interest cost	15,051	14,458
Plan participants’ contributions	939	957
Amendments	2,404	(2,377)
Actuarial loss	48,314	43,405
Benefits paid	(20,998)	(18,848)

Benefit obligation at end of year	$248,260	$200,902

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	20,059	17,891
Plan participants’ contribution	939	957
Benefits paid	(20,998)	(18,848)

Fair value of plan assets at end of year	$—	$—

Funded status	$(248,260)	$(200,902)
Unrecognized net loss	64,464	18,987
Unrecognized prior service cost	(13,666)	(18,528)

Accrued benefit cost	$(197,462)	$(200,443)

Amounts Recognized in the Consolidated Balance Sheet	$(197,462)	$(200,443)

      Components of the net periodic benefit cost are summarized in the following table, as of December 31, in thousands:

	2002	2001	2000

Calculation of Net Periodic Benefit Cost:
Service cost	$1,648	$1,295	$1,332
Interest cost	15,051	14,458	13,110
Amortization of:
Unrecognized prior service cost	(2,458)	(2,534)	(2,442)
Actuarial loss/(gain)	2,838	196	(316)

Net periodic benefit cost	$17,079	$13,415	$11,684

Curtailment gain	$—	$—	$(4,583)

Assumptions:
Discount rate for obligation	6.75%	7.25%	8.00%

      The assumed health care cost trend rate used to measure the accumulated post-retirement benefit obligation at December 31, 2002 was 10.0%, gradually declining to a rate of 5% in 2006.

      The 2002, 2001 and 2000 components of net periodic post-retirement benefit cost reflect expense of approximately $12.3 million, $10.8 million and $8.6 million, respectively, incurred on the Armour employee benefit liabilities, which are included in “Other expenses — net” in the statement of consolidated operations.

      Effect of one-percentage-point change in assumed health care cost trend rates:

	Increase	(Decrease)

Effect on the total of service and interest cost components	$1,609	$(1,381)
Effect on accumulated post-retirement benefit obligation	$21,174	$(18,670)

Note 15.     Stock Options

      On August 15, 1996, we were spun-off from our former parent. Options granted between 1990 and 1996 to certain officers and employees to acquire our common stock were granted under our former parent’s stock option plans. These options have been adjusted for stock splits and the spin-off in 1996. These options were

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted at the market prices on the dates of grant, became exercisable 50% after one year and 100% after two years and expire after 10 years. No additional options will be granted under these plans.

      We adopted The Dial Corporation Stock Incentive Plan in 1996 (“1996 Plan”), which is administered by the Executive Compensation Committee of the Board of Directors. Under the 1996 Plan, the aggregate number of shares of common and preferred stock covered by awards to any one individual cannot exceed 1,000,000 shares for any three-year period and no more than 9,600,000 shares are cumulatively available for options intended to qualify as “incentive stock options” under the Internal Revenue Code. The term of the options is 10 years. The Plan provides that options are generally to be granted at the market price on the date of grant; however, the 1996 Executive Compensation Committee may grant options at less than such market price. The 1996 Plan also authorizes the issuance of stock appreciation rights and restricted stock. During the year ended December 31, 2002, no stock appreciation rights or restricted stock were awarded.

      Under the 1996 Plan, options to purchase 345,456 shares were granted at the market price on the dates of grant during 2002. These options, which are all classified as non-qualified options, become one-third exercisable after one year, two-thirds exercisable after two years, and 100% exercisable after three years. The options expire after 10 years.

      During 2002, options to purchase 51,800 shares were also granted to non-employee members of the Board of Directors at the market price on the date of grant. Of these options issued, 50,600 are exercisable 50% after one year and 100% after two years, while the balance of 1,200 shares, which were issued in exchange for director fees, are 100% exercisable on the date of grant. The options expire after 10 years.

      A summary of the status of our stock option plans as of December 31, 2002, and changes during the years ended December 31, 2000, 2001 and 2002, are presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31,1999	6,507,054	17.90
Granted	3,104,015	19.85
Exercised	(100,620)	7.90
Canceled	(1,263,061)	19.92

Outstanding at December 31, 2000	8,247,388	16.29
Granted	4,647,366	13.72
Exercised	(311,583)	10.26
Canceled	(432,717)	18.57

Outstanding at December 31, 2001	12,150,454	15.41
Granted	397,256	19.58
Exercised	(1,182,706)	12.39
Canceled	(399,580)	17.51

Outstanding at December 31, 2002	10,965,424	15.81

Options exercisable at end of year	5,755,095	13.71

      Tax benefits on options exercised were recorded as increases to additional paid-in capital and totaled $3.3 million and $0.1 million in 2002 and 2001, respectively, with no affect in 2000.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Options	Life	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 7.31-$10.96	357,253	5.5	$10.44	292,756	$10.35
$10.97-$14.61	6,806,537	6.0	13.25	4,101,842	13.14
$14.62-$18.26	1,991,342	6.7	15.42	1,222,418	15.30
$18.27-$21.92	400,871	8.5	20.70	51,371	21.29
$21.93-$25.57	190,116	6.3	23.53	50,750	23.33
$25.58-$29.22	140,305	6.0	27.46	34,458	26.74
$29.23-$32.88	1,075,000	6.0	29.73	1,500	29.72
$32.89-$36.53	4,000	6.3	35.11	0	—

	10,965,424	6.2	$15.81	5,755,095	$13.71

      We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock option plans. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123 and the amendment of SFAS No. 148, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

      Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model, and the estimated fair values are as follows.

	2002	2001	2000

Estimated fair value of options, per share	$6.74	$3.99	$4.16
Expected average risk-free interest rate	3.8%	4.8%	6.4%
Expected life in years	5.0	3.0	3.1
Expected volatility	34.6%	35.6%	35.0%
Expected dividend rate	0.8%	0.3%	1.2%

	2002	2001	2000

	(In thousands)
Net income (loss) as reported	$16,892	$(132,251)	$(11,008)

Pro forma net income (loss)	$10,550	$(138,541)	$(12,938)

Net income (loss) per share — basic — as reported	$0.18	$(1.45)	$(0.12)

Pro forma net income (loss) per share — basic	$0.11	$(1.51)	$(0.14)

Net income (loss) per share — diluted — as reported	$0.18	$(1.43)	$(0.12)

Pro forma net income (loss) per share — diluted	$0.11	$(1.50)	$(0.14)

      We adopted The Dial Corporation Employee Stock Purchase Plan (“ESPP”) in 2000. Under this plan, up to 650,000 shares of common stock may be purchased by eligible employees through payroll deductions of

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

up to 15% of their eligible compensation, not to exceed $25,000. The purchase price is equal to the lesser of (a) 85% of the fair market value of the stock on first day of the offering period or (b) 85% of the fair market value of the stock on the last day of the offering period. During 2002, employees purchased approximately 54,191 shares under this plan.

Note 16.	Leases

      Certain sales, warehouse and administration offices and equipment are leased. These leases expire in periods ranging generally from one to five years, and some provide for renewal options ranging from one to eight years. Leases that expire are generally renewed or replaced by similar leases, depending on business needs at that time. Net rent paid in 2002, 2001 and 2000 totaled, in thousands, $12,186, $13,032, $13,589, respectively.

      At December 31, 2002, our future minimum rental payments and anticipated rental income with respect to non-cancelable operating subleases with terms in excess of one year were as follows, in thousands:

	2003	2004	2005	2006	2007	After

Future minimum rental payments	$14,023	$13,917	$12,994	$12,179	$10,346	$10,421
Future anticipated rental income	2,294	2,315	1,890	1,118	—	—

Net future rental commitments	$11,729	$11,602	$11,104	$10,061	$10,346	$10,421

      Future anticipated rental income is the result of sub-lease agreements on non-cancelable leases that we hold. The total rental obligation related to these sub-leases for 2003, 2004, 2005 and 2006, in thousands, are $2,455, $2,457, $1,826 and $1,169, respectively. We have accrued for the difference between the lease obligation and the expect sub-lease income.

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

Interest Rate Risk Management

      At December 31, 2002, we had $446.2 million in long-term debt outstanding, comprised of $200 million ($198.8 million net of issue discount) of 6.5% Senior Notes due 2008, and $250 million ($247.5 million net of issue discount) of 7.0% bonds due 2006. Our Senior Notes fixed interest rates to maturity.

      At the time of the issuance of the $250 million 7% bonds due 2006, we entered into two interest rate swaps, which together were designated as hedges of that issue. The interest rate swaps had a total notional amount of $250 million. In August of 2002, the interest rate swaps were terminated and we received a payment of $13.4 million. The gain on the termination of the swaps was deferred and is classified as a part of long-term debt. The deferred gain will be amortized over the remaining term of the $250 million 7% bonds as a reduction of interest expense. The amortization of the gain on the terminated swaps effectively reduces the fixed rate of the $250 million 7% notes to approximately 5.4% annually.

      We are currently investing our accumulated cash balance in a variety of short-term investment vehicles with low principle risk. The weighted average yield on the invested cash at December 31, 2002 was 1.43%. Each 50 basis point change in the yield on the invested cash would result in an approximate $1.2 million change in our other expense, net.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, we entered into two interest rate swaps contracts that effectively changes the interest rate on a portion of our Senior Notes from fixed to variable. The total notional value of the interest rate swaps that expire in September 2008 is $200 million, effectively converting 45% of our total debt to variable interest rates. Under the terms of the swaps, we pay a variable rate of interest based on a 6-month LIBOR plus 278 basis points and receive a fixed interest of 6.5%. Variable interest rates are paid and reset semi-annually. The Six-Month LIBOR rate on January 9, 2003 was 1.39%. The interest rate swaps expose us to the risk of changes in LIBOR based interest rates. Each 50 basis point change in the swaps’ floating rate would change our pre-tax interest expense by $1 million.

Foreign Currency

      We are exposed to risks from fluctuations in foreign currency exchange rates, primarily U.S. Dollar/ Canadian Dollar and U.S. Dollar/ Argentine Peso.

      Historically, the Argentine Peso’s value has been “pegged” by the Argentine government as equal to the U.S. Dollar. However, in late December 2001, the Argentine government declared strict limitations on bank withdrawals, effectively blocking all convertibility of Argentine Pesos to U.S. Dollars at December 31, 2001. On February 12, 2002, the Argentine Government abandoned the dual exchange rate and allowed the Argentine Peso to float freely against other currencies. During 2002, the U.S. Dollar/ Argentine Peso exchange rate fluctuated between 1:1.6 and 1:3.9. If there were a 10% change in the exchange rates for the U.S. Dollar to the Argentine Peso from those at December 31, 2002 until the expected sale date, the gain or loss would be immaterial.

      At December 31, 2002, one U.S. Dollar was worth 1.6 Canadian Dollars. For the year ended December 31, 2002, the U.S. Dollar/ Canadian Dollar exchange rate fluctuated between a high of 1:1.6 to 1:1.5. If there were a 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar from those at December 31, 2002, the foreign currency gain or loss would be immaterial.

Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. Under these plans, participants can defer a portion of their compensation into either Dial stock units or various cash accounts. For deferrals made into stock units, deferred compensation due to participants is included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The Trust is also included on the balance sheet in Stockholders’ Equity under the caption “Employee Benefits”.

      For deferrals into cash accounts, deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the captions “Pension and other benefits” and “Other Liabilities”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have cash surrender value that accrues tax-free earnings largely based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses are included on the balance sheet as an asset under the caption “Other assets”.

Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments. The fair value of our Senior Notes is estimated based upon quoted market prices. The fair value of the Senior Notes was $477.7 million at December 31, 2002.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.     Segments of an Enterprise

      We are organized into two business segments: (i) Domestic Branded and (ii) International and Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution. Effective January 1, 2002, we began to include the International operating segment in the International and Other business segment due to its immaterial size. Prior to January 1, 2002, we included sales of industrial chemicals, which includes soap pellets and chemicals, principally glycerin and fatty acids that are by-products of the soap making process, in the International and Other business segment. Effective January 1, 2002, we began to include industrial chemicals in the Personal Cleansing operating segment within the Domestic Branded business segment. Prior to the fourth quarter of 2001, we included discontinued product activity in the International and Other business segment. In the fourth quarter of 2001, we began to include discontinued activity in the business segment that launched the product. The historical segment information has been restated to reflect the changes.

      In December 2002, we announced the pending sale of our Argentina business and on August 28, 2001 we disposed of our Specialty Personal Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of the Argentina Business and Specialty Personal Care as discontinued operations.

      The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market non-durable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Personal Cleansing, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is included in the Personal Cleansing operating segment. The following table sets forth the percentage of net sales represented by each franchise within the Domestic Branded segment:

	2002	2001	2000

Laundry Care	39%	37%	34%
Personal Cleansing	31	32	33
Food Products	16	16	17
Air Fresheners	14	15	16

Total	100%	100%	100%

      Our International and Other business segment includes our commercial markets and international businesses. Our international operations are focused in Canada, Puerto Rico and exports to Asia and Latin America. During 2002, 2001 and 2000, approximately 82%, 72% and 62%, respectively, of our international sales came from these markets. In total, international sales represent 4.4%, 4.6% and 5.1% of sales in 2002, 2001 and 2000, respectively. Our commercial markets business sells our products, both branded and nonbranded, through the commercial channel to hotels, hospitals, schools and other institutional customers.

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

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic	International
	Branded	and Other	Total

	(In thousands)
Net Sales:
2002	$1,182,263	$99,968	$1,282,231
2001	1,095,115	94,217	1,189,332
2000	985,410	92,236	1,077,646
Operating Income/(loss):
2002(1)	208,394	11,948	220,342
2001(2)	169,288	(6,215)	163,073
2000(3)	118,406	10,754	129,160
Capital Expenditures:
2002	33,601	889	34,490
2001	26,550	2,094	28,644
2000	33,749	3,588	37,337
Assets at year end:(4)
2002	1,135,218	14,521	1,149,739
2001	1,005,874	18,242	1,024,116

(1)	Includes special net gain of $1.7 million gain ($2.4 million gain in International and Other offset in part by $0.7 million charge in Domestic Branded) from manufacturing asset sales and writedowns and reversal of restructure reserves.

(2)	Includes special charges of $8.8 million in Domestic Branded from asset writedowns, discontinuing product inventories and other exit costs.

(3)	Includes special charges of $17.3 million ($15.5 million in Domestic Branded and $1.8 on International and Other) from asset writedowns, discontinuing product inventories and other exit costs.

(4)	Goodwill at December 31, 2002 and 2001 is included in Domestic Branded.

      Wal-Mart, including its affiliate Sam’s Club, was our largest customer in 2002, 2001, and 2000, accounting for approximately 28%, 25% and 22%, respectively, of net sales. No other customer accounted for more than 10% of net sales in 2002, 2001 or 2000.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.     Condensed Consolidated Quarterly Results (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2002	2001	2002	2001	2002	2001	2002	2001

	(In thousands, except for per share data)
Net sales	$294,579	$271,099	$320,015	$296,237	$334,003	$311,952	$333,634	$310,044
Gross profit	108,407	87,997	123,179	99,253	123,591	104,705	125,065	116,144
Operating income	47,600	33,738	57,586	39,291	57,632	38,400	57,524	51,644
Income from continuing operations	23,096	14,327	31,778	17,852	30,184	15,734	30,176	26,395
Income (loss) from discontinued operations	1,736	(1,230)	1,654	(3,111)	918	(201,150)	(59,342)	(1,068)
Effect of Change in Accounting Principle	(43,308)
Net income (loss)	$(18,476)	$13,097	$33,432	$14,741	$31,102	$(185,416)	$(29,166)	$25,327
Net income (loss) per share:
— Basic
Continuing operations	0.25	0.16	0.34	0.20	0.33	0.17	0.32	0.29
Discontinued operations	0.02	(0.02)	0.02	(0.03)	0.01	(2.20)	(0.64)	(0.01)
Effect of Change in Accounting Principle	(0.47)	—	—	—	—	—	—	—

Net income (loss)	(0.20)	0.14	0.36	0. 16	0.34	(2.03)	(0.31)	0.28
— Diluted
Continuing operations	0.25	0.16	0. 33	0.19	0.32	0.17	0.32	0.28
Discontinued operations	0.02	(0.02)	0.02	(0.03)	0.01	(2.17)	(0.62)	(0.01)
Effect of Change in Accounting Principle	(0.47)	—	—	—	—	—	—	—

Net income (loss)	$(0.20)	$0.14	$0.35	$0.16	$0.33	$(2.00)	$(0.31)	$0.27

Note 20.     Litigation and Claims

      On May 21, 1999, we were served with a complaint filed by the U.S. Equal Employment Opportunity Commission (the “EEOC”) in the U.S. District Court for the Northern District of Illinois, Eastern Division. This action is entitled Equal Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleges that Dial engaged in a pattern and practice of discrimination against a class of female employees at our Aurora plant by subjecting them to sexual harassment and failing to take prompt remedial action after these employees complained about the alleged harassment. The EEOC is seeking injunctive relief and unspecified compensatory and punitive damages.

      Dial has denied the EEOC’s allegations. The trial is scheduled to begin in late April 2003. During initial settlement discussions, the EEOC indicated that it is seeking $15 million to resolve this case. Based upon our investigation, we do not believe the facts warrant such a large settlement. Accordingly, we are preparing for trial.

      There currently are 89 potential claimants. Compensatory and punitive damages are limited to a maximum of $300,000 for each potential claimant. However, we currently believe that the number of claimants who ultimately will be eligible to recover damages, if any, in this case is much fewer than 89 based upon the potential claimants’ individualized allegations and our defenses. Nevertheless, no assurances can be given regarding the number of potential claimants who will ultimately be eligible to recover monetary damages.

      Depending on the outcome, this case could have a material adverse effect on our operating results in the period in which the case is resolved. In addition, negative publicity resulting from this lawsuit could adversely affect our sales and operating results.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning Dial’s directors and executive officers is set forth below and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be held on June 5, 2003 (the “Proxy Statement”), which is incorporated by reference into this Form 10-K. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Name	Age	Position

Herbert M. Baum(1)(6)	66	Chairman of the Board, President and Chief Executive Officer
Conrad A. Conrad	57	Executive Vice President and Chief Financial Officer
Bernhard J. Welle	54	Executive Vice President — Shared Services
Robert F. Bernstock	52	Senior Vice President & General Manager — Air Fresheners, Food Products & Branded Commercial Markets
Stephen D. Blum	59	Senior Vice President — Investor Relations
Arthur E. Hanke	55	Senior Vice President — Sales
Evon L. Jones	38	Senior Vice President and Chief Information Officer
Christopher J. Littlefield	36	Senior Vice President, General Counsel and Secretary
John F. Tierney	50	Senior Vice President and Controller
Greg A. Tipsord	37	Senior Vice President and General Manager — Laundry Care
Stephen L. Tooker	43	Senior Vice President and General Manager — Personal Cleansing
Mark L. Whitehouse	46	Senior Vice President — International, Innovation and Business Development
Joy A. Amundson(4)(5)	48	Director
Joe T. Ford(1)(3)(4)	65	Director
Thomas L. Gossage(1)(2)(5)	68	Director
Donald E. Guinn(1)(2)(4)	70	Director
James E. Oesterreicher(1)(2)(3)(6)	61	Director
Michael T. Riordan(4)(5)(6)	52	Director
Barbara S. Thomas(3)(5)	53	Director
Salvador M. Villar(2)(3)	52	Director

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Executive Compensation Committee

(4)	Member of the Finance Committee

(5)	Member of the Governance Committee

(6)	Member of the Management Succession Committee

      Herbert M. Baum. Mr. Baum has been Chairman of the Board, President and Chief Executive Officer of Dial since August 2000 and a Director of Dial since 1997. Mr. Baum served as President and Chief Operating Officer of Hasbro, Inc., a manufacturer and marketer of toys, from January 1999 to August 2000. Mr. Baum also served as Chairman and Chief Executive Officer of Quaker State Corporation from 1993 to

1999. Mr. Baum also is a director of Action Performance Companies, Inc.; America West Holdings; the Cosmetic, Toiletry and Fragrance Association; Grocery Manufacturers of America; Meredith Corporation and PepsiAmericas, Inc. Mr. Baum previously served as a director of Midas, Inc. and Fleming Companies, Inc., but has notified each of them that he will not stand for re-election at their respective annual meetings in May 2003.

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

      Bernhard J. Welle. Mr. Welle has served as Executive Vice President — Shared Services of Dial since August 2000. From August 1996 to August 2000, he served as Senior Vice President — Human Resources of Dial. From 1987 to August 1996, Mr. Welle served as Vice President, Human Resources of the Consumer Products Business of the Predecessor Company.

      Robert F. Bernstock. Mr. Bernstock has served as Senior Vice President & General Manager — Air Fresheners, Food Products & Branded Commercial Markets of Dial since October 2002. From January 2002 to September 2002, he served as Special Advisor to the Chairman & CEO of Verticalnet, Inc., a provider of collaborative supply chain solutions software, and as a consultant to Dial. From January 2001 to January 2002, Mr. Bernstock served as Acting Chairman, President and CEO of Atlas Commerce, Inc. (“Atlas”), a provider of collaborative supply chain solutions software prior to the acquisition of Atlas by Verticalnet, Inc., in January 2002. From March 1998 to January 2001, he served as President, CEO and Director of Vlasic Foods International Inc. (“Vlasic”), a producer, marketer and distributor of branded convenience food products. On January 29, 2001, Vlasic and its United States operating subsidiaries filed voluntary petitions for reorganization relief pursuant to Chapter 11 of the United States Bankruptcy Code. From July 1997 to March 1998, Mr. Bernstock served as Executive Vice President of Campbell Soup Company, a manufacturer and marketer of prepared food products, and President of its U.S. Grocery Division. Mr. Bernstock serves as a Director of Verticalnet, Inc.

      Stephen D. Blum. Mr. Blum has served as Senior Vice President — Investor Relations of Dial since March 2002. From September 2000 to March 2002, Mr. Blum served as Vice President — Investor Relations of Dial. From May 1999 to September 2000, he served as Director — Investor Relations of J.C. Penney Company, Inc., a department store, drugstore, catalog and e-commerce retailer. From March 1994 to May 1999, Mr. Blum served as Senior Vice President — Corporate Relations of Quaker State Corporation.

      Arthur E. Hanke. Mr. Hanke has served as Senior Vice President — Sales of Dial since January 1999. From September 1998 to January 1999, he served as Vice President — Corporate Sales of Dial, and from the Spin-off to September 1998, he served as Vice President — Customer Management of Dial.

      Evon L. Jones. Mr. Jones has served as Senior Vice President and Chief Information Officer since May 2001. From 1998 to 2001, Mr. Jones served as Senior Vice President and Chief Information Officer for America West Holdings Corporation.

      Christopher J. Littlefield. Mr. Littlefield has served as Senior Vice President, General Counsel and Secretary of Dial since September 2000. From August 1998 to September 2000, Mr. Littlefield served as Vice President and Associate General Counsel of Dial. From January 1998 to August 1998, he served as Corporate Counsel of Dial. Prior to joining Dial, Mr. Littlefield served as a corporate and securities attorney for the law firm of Snell & Wilmer, L.L.P.

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

      Greg A. Tipsord. Mr. Tipsord has served as Senior Vice President and General Manager — Laundry Care since October 2002. From March 2002 to October 2002, Mr. Tipsord served as Senior Vice President and General Manager — Personal Cleansing and from August 2000 to March 2002, he served as Vice President and General Manager — Personal Cleansing. From April 2000 to August 2000, Mr. Tipsord served as Vice President — Marketing and from October 1996 to April 2000, he served as Marketing Director — Personal Cleansing.

      Stephen L. Tooker. Mr. Tooker has served as Senior Vice President and General Manager — Personal Cleansing since October 2002. From March 2002 to October 2002, Mr. Tooker served as Senior Vice President and General Manager — Laundry Care and from August 2000 to March 2002, he served as Vice President and General Manager — Laundry Care. Mr. Tooker also served as President of Dial/Henkel LLC, the joint venture between Dial and Henkel KGaA, from September 2000 to April 2002. Mr. Tooker served as Vice President — Detergents Marketing for Dial/Henkel LLC from June 1999 to August 2000. From December 1998 to June 1999, he served as Marketing Director — Laundry Care. From the Spin-off until December 1998, Mr. Tooker served as Assistant Controller — Planning and Development.

      Mark L. Whitehouse. Mr. Whitehouse has served as Senior Vice President — International, Innovation & Business Development since October 2002. From October 2001 to October 2002, he served as Senior Vice President — Innovation and Air Fresheners. From August 2000 to October 2001, Mr. Whitehouse served as Senior Vice President and General Manager — Specialty Personal Care of Dial. From July 1997 to August 2000, Mr. Whitehouse served as Vice President-Marketing and from May 1999 to September 2000, he served as President of Dial/ Henkel LLC.

      Joy A. Amundson. Ms. Amundson has been a Director of Dial since 1997 and currently serves on the Finance and Governance Committees of the Board of Directors. Ms. Amundson is a principal in Amundson Partners, Inc., a healthcare consulting practice. She was Senior Vice President of Abbott Laboratories, a diversified health care products and services company, until October 2001. Ms. Amundson was also President of Ross Products, a division of Abbott Laboratories. She held a number of management positions after joining Abbott Laboratories in 1982. Ms. Amundson also is a director of ILEX, Inc., Lutheran General Hospital and Oridion Medical, Inc.

      Joe T. Ford. Mr. Ford was a Director of the Predecessor Company from 1991 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Ford currently serves on the Executive, Executive Compensation and Finance Committees of the Board of Directors. Mr. Ford is Chairman of ALLTEL Corporation (“ALLTEL”), a telecommunications and information services company. Mr. Ford retired as Chief Executive Officer of ALLTEL on July 1, 2002, but retained his position as Chairman. Mr. Ford became Chief Executive Officer of ALLTEL in 1987 and Chairman of the Board in 1991. Mr. Ford also is a director of EnPro Industries, Inc.; Stephens Group, Inc. and Textron, Inc.

      Thomas L. Gossage. Mr. Gossage was a Director of the Predecessor Company from 1993 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Gossage currently serves on the Executive, Audit and Governance Committees of the Board of Directors. Mr. Gossage retired as the Interim Chief Executive Officer of Hercules Incorporated (“Hercules”), a worldwide producer of chemicals and related products in May 2001. Mr. Gossage had originally retired as Chairman from Hercules in January 1997. Mr. Gossage also is a director of Fluor Corporation.

      Donald E. Guinn. Mr. Guinn was a Director of the Predecessor Company from 1986 through 1996, and has continued as a Director of Dial since the Spin-off. Mr. Guinn currently serves on the Executive, Audit and Finance Committees of the Board of Directors. Mr. Guinn is Chairman Emeritus of Pacific Telesis Group, a telecommunications holding company (known as “PacTel”), which merged with SBC Communications Inc. in 1997. Mr. Guinn served as Chairman and Chief Executive Officer of PacTel from 1984 through his retirement in 1988. He also is a director of Bank of America Corporation; Pacific Mutual Life Insurance Company and its affiliate, Pacific LifeCorp.

      James E. Oesterreicher. Mr. Oesterreicher has been a Director of Dial since 2000 and currently serves on the Executive, Audit and Executive Compensation Committees of the Board of Directors.

Mr. Oesterreicher retired as Chairman and Chief Executive Officer of J.C. Penney Company, Inc., a department store, drugstore, catalog and e-commerce retailer, in September 2000. Mr. Oesterreicher had been with J.C. Penney since 1964 and held a number of other management positions. He also is a director of Brinker International, Inc. and TXU Corp.

      Michael T. Riordan. Mr. Riordan has been a Director of Dial since 1997 and currently serves on the Finance and Governance Committees of the Board of Directors. He was most recently Chairman, President and Chief Executive Officer of Paragon Trade Brands, Inc., a leading manufacturer of private label disposable diapers and related products, prior to its acquisition by Tyco Healthcare, Inc. in January 2002. Mr. Riordan also served as President and Chief Operating Officer of Fort James Corporation, a paper products manufacturer, from 1997 to 1998. Prior to the merger of Fort Howard Corporation with James River Corporation, Mr. Riordan served as Chairman of the Board, President and Chief Executive Officer of Fort Howard Corporation. Mr. Riordan also is a director of American Medical Security, Inc.; Potlatch Corporation and Wallace Computer Services, Inc.

      Barbara S. Thomas. Ms. Thomas has been a Director of Dial since 1997 and currently serves on the Executive Compensation and Governance Committees of the Board of Directors. Ms. Thomas is the Interim Chief Executive Officer of Ocean Spray Cranberries, Inc., a cooperative of cranberry and grapefruit growers in the United States and Canada. Ms. Thomas served as President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, from 1997 until its purchase by Pfizer Inc. in July 2000. Ms. Thomas was with the Pillsbury Company from 1993 to 1997, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas also is a director of Ocean Spray Cranberries, Inc. and Rayovac Corporation.

      Salvador M. Villar. Mr. Villar has been a Director of Dial since 1998 and is currently serving on the Audit and Executive Compensation Committees of the Board of Directors. Mr. Villar is President and Chief Executive Officer of California Commerce Bank, a unit of Citigroup. Mr. Villar has been with California Commerce Bank since 1981. Mr. Villar also is a director of Banamex USA Bancorp.

Dial Code of Ethics

      We have adopted a Code of Ethics & Business Responsibilities (our “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our website (www.dialcorp.com). Any amendments or waivers to our Code of Ethics that apply to the principal executive officer or senior financial officers will be promptly disclosed on our website as required by law or by the Securities and Exchange Commission or by the New York Stock Exchange.

Item 11.     Executive Compensation

      Information concerning executive compensation matters is incorporated herein by reference to “Executive Compensation,” “Option Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Options Values,” “Pension Plans” and “Employment and Change of Control Agreements” in the Proxy Statement; provided, however, that the “Executive Compensation Committee Report on Executive Compensation” and the “Stock Price Performance Graph” contained in the Proxy Statement are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning the common stock beneficially owned by each of our directors, by all our executive officers and directors as a group and by each of our known stockholders to be the beneficial owner of more than 5% of the outstanding common stock is incorporated herein by reference to “Common Stock

Ownership of Directors and Executive Officers” and “Common Stock Ownership of Certain Beneficial Owners” in the Proxy Statement.

      We maintain the predecessor 1992 Stock Incentive Plan (the “1992 Plan”), the 1996 Stock Incentive Plan (the “1996 Plan”), and the Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons.

      The following table gives information about equity awards under these plans.

	(a)	(b)	(c)

			Number of Securities
			Remaining Available For
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected in
Plan Category	and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	10,990,740 (1)	$15.81 (2)	(3)(4)(5)
Equity compensation plans not approved by security holders	0	$0.00	0

Total	10,990,740

(1)	Includes 26,481 share under the ESPP and 10,965,259 under the 1992 and 1996 Plans.

(2)	The weighted average exercise price of outstanding options, warrants and rights is calculated based solely on those awards that have a specific exercise price. If outstanding ESPP shares and outstanding restricted stock units and similar rights were included, and deemed to have an exercise price of zero, the weighted average exercise price would be $15.7315.

(3)	At December 31, 2002, there were 522,911 shares remaining available for future issuance under the ESPP.

(4)	At December 31, 2002, there were no shares remaining available for future issuance under the 1992 Plan.

(5)	The 1996 Plan has an unlimited number of nonqualified stock options that can be issued.

Item 13.     Certain Relationships and Related Transactions

      During the last fiscal year, there were no relationships or related transactions that are required to be disclosed herein.

Item 14.     Controls and Procedures

      Within the 90 days prior to the date of this report, we carried out an evaluation, under supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Dial’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules

			Page

(i)	Financial Statements
	(1)	Management’s Report on Responsibility for Financial Reporting	33
	(2)	Independent Auditors’ Report	34
	(3)	Consolidated Financial Statements:
		Consolidated Balance Sheet at December 31, 2002, and December 31, 2001	35
		Statement of Consolidated Operations and Comprehensive Income for the years ended December 31, 2002, December 31, 2001, and December 31, 2000	36
		Statement of Consolidated Cash Flows for the years ended December 31, 2002, December 31, 2001, and December 31, 2000	37
		Statement of Consolidated Stockholders’ Equity for the years ended December 31, 2002, December 31, 2001, and December 31, 2000	38
		Notes to Consolidated Financial Statements	39

(ii)	Financial Statement Schedules

      Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in consolidated financial statements or notes to the consolidated financial statements included herein.

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated October 1, 2002, reporting that Dial issued a press release relating to the conference call to announce its third quarter 2002 results to be held on Thursday, October 17, 2002, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated October 17, 2002, reporting that Dial issued a press release declaring a quarterly dividend on Dial Common Stock, a copy of which was filed as Exhibit 99.1. Dial issued a second press release relating to its financial results for the third quarter ended September 28, 2002, and its outlook for the balance of the year, a copy of which was furnished as Exhibit 99.2.

      We also filed a Current Report on Form 8-K, dated January 7, 2003, reporting that Dial issued a press release relating to the conference call to announce its fourth quarter and fiscal year 2002 results to be held on Wednesday, January 29, 2003, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated January 24, 2003, reporting that Dial supplied information related to its consolidated income statement for the first, second and third quarters of 2002 and the first nine months of 2002, each of which had been restated to reflect Dial’s Argentina business as a discontinued operation. Dial had previously disclosed that it had entered into an agreement to sell its Argentina business and, subject to negotiated closing conditions and Argentine governmental consents, the transaction was expected to close late in the first quarter or early in the second quarter of 2003.

      We also filed a Current Report on Form 8-K, dated January 29,2003, reporting that Dial issued a press release relating to its fourth quarter and full year 2002 earnings and outlook for fiscal 2003, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated February 7, 2003, reporting that Dial issued a press release relating to its analyst and investor conference to be held on Thursday, February 20, 2003, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated February 20, 2003, reporting that, as previously announced in Dial’s press release dated February 7, 2003, Dial held an analyst and investor conference on February 20, 2003. A copy of the presentation was furnished as Exhibit 99.

      (c) Exhibits

Exhibit
Number		Description	Method of Filing

3	(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/A (Am. No. 2), dated July 26, 1996 (the Form 10”).
3	(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4	(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
4	(b)	Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(b) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
4	(c)	First Supplemental Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(c) of the 1998 Form 10-K.
4	(d)	Second Supplemental Indenture, dated August 17, 2001 between The Dial Corporation and Wells Fargo Bank Arizona, N.A.	Incorporated by reference to Exhibit 4.1 of the Form 8-K dated August 17, 2001.
10	(a)	Director’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended September 28, 1996.
10	(b)	Officer’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.
10	(c)	The Dial Corporation Future Investment Restoration Plan+	Incorporated by reference to Exhibit 10(d) of the Form 10-K for the fiscal year ended December 31, 2001.
10	(d)	The Dial Corporation Future Security Restoration Plan+	Incorporated by reference to Exhibit 10(e) of the 2001 10-K.
10	(e)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan+*
10	(f)	Annual Incentive Plan Agreement+	Incorporated by reference to Exhibit 10(f) of the Form 10-K for the fiscal year ended December 28, 1996.
10	(g)	Form of The Dial Corporation Director’s Charitable Award Program+	Incorporated by reference to Exhibit 10(f) of the Form 10.
10	(h)	Form of Change of Control Agreements with certain Executive Officers of the Company+	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10	(i)	The Dial Corporation Benefits Protection Trust for Change-In-Control Arrangements+	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended March 30, 2002.
10	(j)	Credit Agreement*
10	(k)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10	(l)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(k) of the Form 10-K for the 2001 Form 10-K.
10	(m)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(l) of the Form 10-K for the 2001 Form 10-K.
10	(n)	Employment Agreement with Herbert M. Baum, dated August 15, 2002+	Incorporated by reference to Exhibit 10.1 of the Form 10Q for the quarter ended September 28, 2002.

Exhibit
Number		Description	Method of Filing

10	(o)	Waiver of Claims and Acknowledgment Agreement with Mark R. Shook dated October 14, 2002+*
21		List of Significant Subsidiaries*
23		Consent of Deloitte & Touche LLP*
24		Power of Attorney	See Signature Page.
99	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	(c)	Code of Ethics & Business Responsibilities*
99	(d)	Corporate Governance Guidelines*

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Scottsdale, Arizona, on March 12, 2003.

THE DIAL CORPORATION

By:	/s/ HERBERT M. BAUM

Herbert M. Baum
Chairman of the Board, President
and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENT that the persons whose signatures appear below, constitute and appoint Herbert M. Baum and Conrad A. Conrad, and each of them, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 12, 2003.

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

I, Herbert M. Baum, certify that:

      1.     I have reviewed this annual report on Form 10-K of The Dial Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HERBERT M. BAUM

Herbert M. Baum
Chairman of the Board, President and Chief Executive Officer

Date:

I, Conrad A. Conrad, certify that:

      1.     I have reviewed this annual report on Form 10-K of The Dial Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CONRAD A. CONRAD

Conrad A. Conrad
Executive Vice President and Chief
Financial Officer

Date:

EXHIBIT INDEX

Exhibit
Number		Description	Method of Filing

3	(a)	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/A (Am. No. 2), dated July 26, 1996 (the Form 10”).
3	(b)	Bylaws of the Company	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4	(a)	Form of Rights Agreement between the Company and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
4	(b)	Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(b) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
4	(c)	First Supplemental Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(c) of the 1998 Form 10-K.
4	(d)	Second Supplemental Indenture, dated August 17, 2001 between The Dial Corporation and Wells Fargo Bank Arizona, N.A.	Incorporated by reference to Exhibit 4.1 of the Form 8-K dated August 17, 2001.
10	(a)	Director’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended September 28, 1996.
10	(b)	Officer’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.
10	(c)	The Dial Corporation Future Investment Restoration Plan+	Incorporated by reference to Exhibit 10(d) of the Form 10-K for the fiscal year ended December 31, 2001.
10	(d)	The Dial Corporation Future Security Restoration Plan+	Incorporated by reference to Exhibit 10(e) of the 2001 10-K.
10	(e)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan+*
10	(f)	Annual Incentive Plan Agreement+	Incorporated by reference to Exhibit 10(f) of the Form 10-K for the fiscal year ended December 28, 1996.
10	(g)	Form of The Dial Corporation Director’s Charitable Award Program+	Incorporated by reference to Exhibit 10(f) of the Form 10.
10	(h)	Form of Change of Control Agreements with certain Executive Officers of the Company+	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10	(i)	The Dial Corporation Benefits Protection Trust for Change-In-Control Arrangements+	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended March 30, 2002.
10	(j)	Credit Agreement*
10	(k)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10	(l)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(k) of the Form 10-K for the 2001 Form 10-K.
10	(m)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(l) of the Form 10-K for the 2001 Form 10-K.

Exhibit
Number		Description	Method of Filing

10	(n)	Employment Agreement with Herbert M. Baum, dated August 15, 2002+	Incorporated by reference to Exhibit 10.1 of the Form 10Q for the quarter ended September 28, 2002.
10	(o)	Waiver of Claims and Acknowledgment Agreement with Mark R. Shook dated October 14, 2002+*
21		List of Significant Subsidiaries*
23		Consent of Deloitte & Touche LLP*
24		Power of Attorney	See Signature Page.
99	(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99	(c)	Code of Ethics & Business Responsibilities*
99	(d)	Corporate Governance Guidelines*

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.