Form 10-Q
period 2003-03-29
DIAL CORP /NEW/
filed 2003-05-07
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

Yes ☑ No ☐

The number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on April 25, 2003 was 95,438,061.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In thousands, except share data)	March 29, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$246,712	$219,554
Receivables, less allowance of $2,765 and $1,256	84,476	88,466
Inventories	139,238	131,508
Deferred income taxes	27,394	23,255
Income tax receivable	—	7,901
Current assets of discontinued operation	20,197	18,547
Other current assets	9,336	7,605

Total current assets	527,353	496,836
Property and equipment, net	215,179	52,956
Goodwill	312,910	312,678
Other intangibles, net	51,081	51,070
Non-current assets of discontinued operation	2,143	2,226
Other assets	14,080	9,125

Total assets	$1,175,702	$1,149,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$94,941	$94,187
Income taxes payable	28,187	—
Current liabilities of discontinued operation	15,080	13,512
Other current liabilities	122,630	161,217

Total current liabilities	260,838	268,916
Long-term debt	460,898	458,393
Post-retirement and other employee benefits	269,559	267,225
Other liabilities	5,319	6,207

Total liabilities	996,614	1,000,741

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 106,374,032 and 106,372,531 shares issued	1,064	1,064
Additional paid-in capital	431,660	436,262
Retained income	34,749	8,835
Accumulated other comprehensive loss	(31,996)	(32,350)
Unearned employee benefits	(39,190)	(48,103)
Treasury stock, 10,935,598 and 10,910,433 shares held	(217,199)	(216,710)

Total stockholders’ equity	179,088	148,998

Total liabilities and stockholders’ equity	$1,175,702	$1,149,739

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended

(In thousands, except per share data)	March 29, 2003	March 30, 2002

Net sales	$312,401	$294,579

Costs and expenses:
Cost of products sold	193,495	186,172
Selling, general and administrative expenses	61,835	60,807

Total costs and expenses	255,330	246,979

Operating income	57,071	47,600
Interest expense	6,760	8,408
Other expenses, net	3,103	2,616

Income from continuing operations before income taxes	47,208	36,576
Income taxes on continuing operations	17,560	13,480

Income from continuing operations	29,648	23,096

Discontinued operations:
Adjustment to loss on disposal of discontinued Specialty Personal Care segment, net of income tax of $740	—	1,260
Income from operation of discontinued Argentina business, net of income tax of $485	—	476

Total gain from discontinued operations	—	1,736
Cumulative effect of the change in accounting principle, net of income tax of $661	—	(43,308)

NET INCOME (LOSS)	$29,648	$(18,476)

Basic net income (loss) per common share:
Income from continuing operations	$0.32	$0.25
Income from discontinued operations	—	0.02
Effect of change in accounting principle	—	(0.47)

NET INCOME (LOSS) PER SHARE — BASIC	$0.32	$(0.20)

Diluted net income (loss) per common share:
Income from continuing operations	$0.31	$0.25
Income from discontinued operations	—	0.02
Effect of change in accounting principle	—	(0.47)

NET INCOME (LOSS) PER SHARE — DILUTED	$0.31	$(0.20)

Weighted average basic shares outstanding	93,216	91,794
Weighted average equivalent shares	1,805	1,285

Weighted average diluted shares outstanding	95,021	93,079

NET INCOME (LOSS)	$29,648	$(18,476)
Other comprehensive income (loss):
Foreign currency translation adjustment	353	(27,024)

COMPREHENSIVE INCOME (LOSS)	$30,001	$(45,500)

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Quarter Ended

(In thousands)	March 29, 2003	March 30, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$29,648	$(18,476)
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to loss on disposal of discontinued Specialty Personal Care operation, net of tax	—	(1,260)
Argentina business discontinued operation, net of tax	—	(476)
Effect of change in accounting principle, net of tax	—	43,308
Depreciation	8,938	8,585
Amortization	45	34
Deferred income taxes	(83)	(946)
Change in operating assets and liabilities:
Receivables	3,990	(6,918)
Inventories	(7,730)	1,057
Trade accounts payable	754	(1,333)
Income taxes payable	36,088	21,155
Other assets and liabilities, net	(39,779)	(16,287)

Net cash provided by operating activities	31,871	28,443

CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures	(3,156)	(2,824)
Investment in Argentina discontinued operation	—	(6,198)
Proceeds from disposition of discontinued operation	—	2,000
Proceeds from sale of assets	33	292

Net cash used by investing activities	(3,123)	(6,730)

CASH FLOWS USED BY FINANCING ACTIVITIES:
Repayment and amortization of debt	(622)	(447)
Dividends paid on common stock	(3,734)	(3,667)
Cash proceeds from stock options exercised	2,766	1,301

Net cash used by financing activities	(1,590)	(2,813)

Effects of foreign currency exchange rates on cash balances	—	(570)

Net increase in cash and cash equivalents	27,158	18,330
Cash and cash equivalents, beginning of period	219,554	28,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$246,712	$46,640

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Preparation

The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries. This information should be read in conjunction with the financial statements set forth in The Dial Corporation Annual Report to Stockholders for the year ended December 31, 2002.

On December 23, 2002, we announced the pending sale of our Argentina business. The sale is subject to satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s bulk transfer laws. The sale is expected to close late in the second quarter of 2003. As a result of this pending sale, Argentina’s financial position and historical earnings have been reclassified as a discontinued operation in the accompanying financial statements.

Accounting policies utilized in the preparation of the financial information presented herein are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies, which are within the guidelines set forth in Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. All adjustments necessary to present fairly the financial position as of March 29, 2003, and the results of operations and cash flows for the quarters ended March 29, 2003 and March 30, 2002, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

Note 2. Discontinued Operations

Argentina Operations - In December 2002, we announced that we had reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction is structured as the sale of assets of Dial Argentina, S.A., which includes the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. The sale is subject to the satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s bulk transfer laws. The sale currently is expected to close late in the second quarter of 2003. The sale price is $6.0 million and resulted in tax benefits of approximately $61 million. In December 2002, we recorded an after-tax loss of $62.4 million on the pending disposal and reclassified our Argentina business as a discontinued operation. This primarily non-cash loss includes the reversal of the $92.8 million in currency translation adjustments, which had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs.

In the first quarter of 2003, operation and disposal of our discontinued Argentina business had no impact on our net income. In the first quarter of 2002, we recorded $0.5 million in after-tax income from operation of our discontinued Argentina business.

Assets and liabilities of the discontinued Argentina operation included in our consolidated financial statements as of March 29, 2003 and December 31, 2002 were as follows:

(In thousands)	March 29, 2003	December 31, 2002

Cash and cash equivalents	$3,649	$1,657
Receivables	2,299	3,988
Inventories	12,481	10,483
Other current assets	1,768	2,419

Current assets of discontinued operation	$20,197	$18,547

Other non-current assets	2,143	2,226

Non-current assets of discontinued operation	$2,143	$2,226

Trade accounts payable	15,080	13,512

Current liabilities of discontinued operation	$15,080	$13,512

In the first quarter of 2002, we recorded a $43.3 million after-tax impairment loss on the goodwill and trademarks of our Argentina business as a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment. The impairment was calculated using a discounted cash flow model and was recorded in our Income Statement as a Cumulative effect of the change in accounting principle and, therefore, is not included in operating income.

Specialty Personal Care - On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman and Sarah Michaels brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit costs. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities arising on or prior to the closing.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and throughout 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. We will realize tax benefits on these capital losses only to the extent that we generate capital gains within five years of the sale.

As of March 29, 2003, our balance sheet included $14.1 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. These liabilities will be adjusted in the future if our estimate of remaining lease and other exit costs change. The effect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss on disposal of discontinued operation.

Note 3. Inventories

Inventories consisted of the following:

(In thousands)	March 29, 2003	December 31, 2002

Raw materials and supplies	$34,719	$34,575
Work in process	6,788	8,515
Finished goods	97,731	88,418

Total inventories	$139,238	$131,508

Note 4. Intangible Assets

Intangible assets subject to amortization consisted of the following:

(In thousands)	March 29, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross Carrying Value	Amortization	Net Carrying Value	Gross Carrying Value	Amortization	Net Carrying Value

Patents	$2,160	$(179)	$1,981	$2,171	$(149)	$2,022
Other intangibles	900	(593)	307	900	(578)	322

Total	$3,060	$(772)	$2,288	$3,071	$(727)	$2,344

Intangibles not subject to amortization consisted of the following:

(In thousands)	March 29, 2003	December 31, 2002

Goodwill (1)	$312,910	$312,678
Trademarks	39,493	39,426
Pension Related intangibles	9,300	9,300

Total	$361,703	$361,404

(1)	Additions to goodwill were the result of the Zout earnout.

Note 5. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	March 29, 2003	December 31, 2002

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,633	$247,460
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,837	198,785

Total long-term debt	446,470	446,245
Deferred gain on interest rate swaps terminated in August 2002	11,301	12,148
Fair market value of interest rate swaps entered into in January 2003	3,127	—

Reported long-term debt	$460,898	$458,393

In January 2003, we entered into two interest rate swap contracts that effectively change the interest rate on our 6.5% Senior Notes from fixed to variable. The $200 million notional value of the interest rate swaps, which expire in September 2008, effectively converts approximately 45% of our total debt to variable interest rate debt. Under the interest rate swaps, we pay a variable rate of interest based on the 6-month LIBOR plus 278 basis points and receive a fixed interest rate of 6.5%. Variable interest rates are paid and reset semi-annually.

During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. Terms and conditions under the credit facility have remained the same and are described within our Annual Report on Form 10-K for the year ended December 31, 2002. As of March 29, 2003, there were no amounts outstanding under our credit facility.

At March 29, 2003, we were in compliance with all covenants under our $200 million credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Note 6. Stock Options

We account for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.” Accordingly, no compensation cost has been recognized, as all options under the stock-based compensation plans had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards using the Black-Scholes valuation model for the quarters ended:

(In thousands)	March 29, 2003	March 30, 2002

Net income (loss) as reported	$29,648	$(18,476)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,019)	(1,171)

Pro forma net income (loss)	$27,629	$(19,647)

Earnings per share:
Basic – as reported	$0.32	$(0.20)
Basic – pro forma	$0.30	$(0.21)

Diluted – as reported	$0.31	$(0.20)
Diluted – pro forma	$0.29	$(0.21)

Note 7. Segments of an Enterprise

We are organized into two business segments: (i) Domestic Branded and (ii) International and Other. The segments were identified based on the economic characteristics, types of products sold, customer base and method of distribution.

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

Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

	Domestic	International
(In thousands)	Branded	and Other	Total

Net Sales:
Quarter ended:
March 29, 2003	$286,292	$26,109	$312,401
March 30, 2002	272,626	21,953	294,579
Operating Income:
Quarter ended:
March 29, 2003	$53,828	$3,243	$57,071
March 30, 2002	45,506	2,094	47,600
Goodwill at:
March 29, 2003	$312,910	$—	$312,910
December 31, 2002	312,678	—	312,678

Note 8. Subsequent Event – EEOC Litigation Settlement

As we have previously disclosed, we have been defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleged that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and not taking prompt remedial action after these employees complained. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC sought injunctive relief and unspecified compensatory and punitive damages. On April 29, 2003, we announced that we had reached a settlement with the EEOC that involved a payment of $10 million by Dial.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Potential Sale of Dial And Future Capital Allocation Strategy

We believe that the long-term interest of our shareholders would be best served if we were part of a larger enterprise. We will continue to explore opportunities to become part of a larger company, which could include transactions with multiple parties. We have been working with Goldman Sachs & Co. and may continue to do so as we evaluate any opportunities for us to be part of a larger company.

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

If suitable acquisition options do not emerge, then we currently expect to use cash to repurchase shares. We may also consider increasing our dividend or reducing our debt.

Critical Accounting Policies

Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We routinely evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, income taxes, pension and other post retirement benefits, long-lived assets, inventories, restructurings, self insurance (primarily workers’ compensation), environmental matters, exit cost reserves related to discontinued operations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Accounting policies are considered critical when they are both significant to the portrayal of our financial condition and results, and they require difficult, subjective, or complex judgments or estimates. We consider our critical accounting policies to include our calculation and treatment of the following expenses:

•	sales incentives

•	income taxes

•	pension and post retirement benefits

Management has discussed these critical accounting estimates within our Annual Report on Form 10-K for the year ended December 31, 2002.

Pending Sale of Dial Argentina Business

In December 2002, we announced that we had reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction is structured as the sale of assets of Dial Argentina, S.A., which includes the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. The sale is subject to the satisfaction of negotiated closing conditions and receipt of approvals under Argentina’s bulk transfer laws. The sale currently is expected to close late in the second quarter of 2003. The sale price is $6.0 million and resulted in tax benefits of approximately $61 million. In December 2002, we recorded an after-tax loss of $62.4 million on the pending disposal and reclassified our Argentina business as a discontinued operation. This primarily non-cash loss includes the reversal of the $92.8 million in currency translation adjustments, which had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs.

In the first quarter of 2003, operation and disposal of our discontinued Argentina business had no impact on our net income. In the first quarter of 2002, we recorded $0.5 million in after-tax income from operation of our discontinued Argentina business.

In the first quarter of 2002, we recorded a $43.3 million after-tax impairment loss on the goodwill and trademarks of our Argentina business as a result of adopting Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and throughout 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. We will realize tax benefits on these capital losses only to the extent that we generate capital gains within five years of the sale.

As of March 29, 2003, our balance sheet included $14.1 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. These liabilities will be adjusted in the future if our estimate of remaining lease and other exit costs change. The effect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss on disposal of discontinued operation.

Recent Developments

EEOC Litigation Settlement

As we have previously disclosed, we have been defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleged that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and not taking prompt remedial action after these employees complained. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC sought injunctive relief and unspecified compensatory and punitive damages.

On April 29, 2003, we announced that we had reached a settlement with the EEOC that involved a payment of $10 million by Dial. As previously disclosed, this settlement is not expected to materially affect our earnings for the second quarter or full year 2003. However, negative publicity resulting from this lawsuit or the settlement could adversely affect our sales and operating results.

Kmart Bankruptcy and Store Closings

In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. Kmart is one of our top ten customers. Prior to March 2003, we sold products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc. However, Kmart and Fleming recently agreed that Fleming would no longer be Kmart’s contracted distributor. As a result, in March 2003 we began to sell our products directly to Kmart.

Kmart closed approximately 600 stores prior to emerging from bankruptcy in May 2003. Our sales to Kmart have decreased as a result of these store closings and from a decline in consumers visiting Kmart’s open stores. Kmart’s bankruptcy has not had a material adverse effect on our planned sales or operating results. However, Kmart’s financial condition could have an adverse impact on our sales and operating results in 2003.

Fleming Bankruptcy

As mentioned above, we previously sold products to Kmart through Fleming. Fleming filed for Chapter 11 bankruptcy protection in April 2003. Due to the uncertainty of Fleming’s ability to pay its creditors, we have increased our bad debt reserve for our accounts receivable from Fleming as of March 29, 2003. To date, Fleming’s bankruptcy has not had a material adverse effect on our planned sales or operating results. However, Fleming’s bankruptcy and financial condition could have an adverse impact on our sales and operating results in 2003.

FASMA LLC Bankruptcy

The buyer of our Specialty Personal Care business, FASMA L.L.C., recently filed for Chapter 11 bankruptcy protection. FASMA was subleasing a facility in Dedham, Massachusetts from us, but has not paid rent since October 2002. FASMA’s sublease expired in January 2003, and we have been pursuing legal action to evict FASMA. In addition, FASMA is responsible for all liabilities related to the SPC business, including customer deductions and returns. It is too early to determine if FASMA’s bankruptcy could impact our financial results. At March 29, 2003, our balance sheet included $14.1 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. If we decide that we need to increase the reserves related to the discontinued SPC business, our net income could be adversely impacted.

Comparison of the First Quarter of 2003 with the First Quarter of 2002

Net sales increased 6.0% to $312.4 million from $294.6 million in the same period in 2002 primarily as a result of a 5.0% increase in our Domestic Branded segment and an 18.9% increase in our International and Other segment. Net sales information for the businesses is set forth below:

	First Quarter		Increase (Decrease)

(In thousands)	2003	2002	Amount	Percentage

Laundry Care	$119,422	$107,277	$12,145	11.3%
Personal Cleansing	88,041	86,397	1,644	1.9%
Food Products	41,997	41,799	198	0.5%
Air Fresheners	36,832	37,153	(321)	(0.9)%

Total Domestic Branded segment	286,292	272,626	13,666	5.0%
Total International and Other segment	26,109	21,953	4,156	18.9%

Total Company Net Sales	$312,401	$294,579	$17,822	6.0%

Laundry Care sales increased due to higher sales of Purex liquid detergent offset in part by lower sales of powder detergent and other laundry products. The increase in Purex liquid detergent is due to continued promotions and consumer demand as well as the current consumer preference for liquid detergent versus powder detergent products. We currently expect that this consumer preference will continue. Personal Cleansing sales increased mainly due to new products introduced in the second half of 2002. These sales were offset in part by a decrease in Dial bar soap sales as well as a decrease in specialty bar soap sales. The decrease in Dial bar was driven in part by a growing consumer preference for body washes. We expect that this consumer preference will continue. Food Products sales were higher primarily as a result of increased sales of Armour branded Vienna sausage, offset in part by lower private label sales. Increased sales of Vienna sausage were driven in large part by segment growth as well as increased promotions and distribution. Air Fresheners sales decreased primarily as a result of the discontinuation of One Touch electric scented oil products combined with continued weakness in the candle segment. This weakness was offset in part by higher sales of Adjustables and the launch of three new products, Renuzit Super Odor Neutralizer, Renuzit High Impact Scented Oil and Renuzit Scented Oil Refills, which were introduced in the second half of 2002. We are discontinuing Renuzit High Impact Scented Oil and expect related sales to decline in future periods.

Net sales of our International and Other segment increased primarily due to higher Canadian sales of Purex liquid laundry detergent and foreign currency gains.

Our gross margin increased 130 basis points to 38.1% from 36.8% last year. This improvement primarily resulted from product supply efficiencies, higher sales volumes and raw materials cost containment, which offset higher energy related costs.

Selling, general and administrative expenses increased 1.7% to $61.8 from $60.8 million last year. The increase is primarily due to increased bad debt reserves and higher administrative expenses partially offset by the timing of consumer marketing expenses for new products.

Interest expense decreased 19.6% to $6.8 million from $8.4 million last year. The decrease is a result of lower effective interest rates due to our current and previously terminated interest rate swaps.

Our effective tax rate from continuing operations of 37.2% is slightly higher than the 2002 rate of 36.9% due to higher effective state tax rates.

Income from continuing operations was $29.6 million or $0.31 per diluted share, compared to $23.1 million or $0.25 per diluted share last year. As discussed above, this increase resulted primarily from higher sales, improved gross margin and lower interest expense. The following table reconciles diluted earnings per share from income from continuing operations to net income:

	Quarter ended	Quarter ended
Diluted net income (loss) per common share:	March 29, 2003	March 30, 2002

Diluted net income from continuing operations	$0.31	$0.25
Discontinued operation, Specialty Personal Care	—	0.01
Discontinued operation, Dial Argentina	—	0.01
Cumulative effect of change in accounting principle	—	(0.47)

Net income (loss) per diluted share	$0.31	$(0.20)

Financial Condition and Liquidity

Our needs and access to funds are dependent on future operating results, as well as external economic and market conditions. Cash and cash equivalents, cash flow from operations and proceeds from divestitures are expected to be sufficient to meet our anticipated operating, capital expenditure and debt service requirements during the next year.

Net cash provided by operations for the first quarter of 2003 was $31.9 million compared to $28.4 million last year. This increase was due to favorable tax benefits resulting from the loss on the pending sale of our Argentina business as well as an increase in income from continuing operations. This increase was partially offset by higher pension contributions and employee incentive payments.

Net cash used in investing activities for the first quarter of 2003 was $3.1 million versus $6.7 million last year.

Capital expenditures for the first quarter of 2003 were $3.2 million compared to $2.8 million last year. We expect capital expenditures in 2003 to be approximately $50 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistics, and administrative costs or are required to maintain our existing facilities. There can be no assurance as to the quantity and the type of capital spending we may incur.

There were no proceeds from the disposition of discontinued operations in the first quarter of 2003 compared to $2.0 million in 2002 related to our discontinued SPC segment. Additionally, there was no net cash used in investing activities from discontinued operations in 2003, compared to the $6.2 million used last year related to our discontinued Argentina business.

Net cash used by financing activities was $1.6 million in the first quarter of 2003 compared to $2.8 million used last year. This decrease is primarily related to a $1.5 million increase in proceeds received from stock option exercises.

At March 29, 2003, we had $240.4 million invested in short-term investment vehicles with low principal risk.

Capital Structure and Resources

Long-term debt consisted of the following at March 29, 2003 and December 31, 2002:

(In thousands)	March 29, 2003	December 31, 2002

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,633	$247,460
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,837	198,785

Total long-term debt	446,470	446,245
Deferred gain on interest rate swaps terminated in August 2002	11,301	12,148
Fair market value of interest rate swaps entered into in January 2003	3,127	—

Reported long-term debt	$460,898	$458,393

The increase in total debt is primarily due to the fair market value of our new interest rate swaps discussed below, partially offset by the amortization of the deferred gain related to our terminated interest rate swaps. The swaps are designated as fair value hedges. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

In January 2003, we entered into two interest rate swap contracts that effectively change the interest rate on our 6.5% Senior Notes from fixed to variable. The $200 million notional value of the interest rate swaps, which expire in September 2008, effectively converts approximately 45% of our total debt to variable interest rate debt. Under the interest rate swaps, we pay a variable rate of interest based on the 6-month LIBOR plus 278 basis points and receive a fixed interest rate of 6.5%. Variable interest rates are paid and reset semi-annually.

During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. Terms and conditions under the credit facility have remained the same and are described within our Annual Report on Form 10-K for the year ended December 31, 2002. As of March 29, 2003, there were no amounts outstanding under our credit facility.

At March 29, 2003, we were in compliance with all covenants under our $200 million credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements will be effective in the third quarter of 2003 for variable interest entities acquired before February 1, 2003 and effective immediately for variable interest entities created after January 31, 2003. We do not believe that FIN No. 46 will impact our future financial results.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This Statement amends

SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements relating to stock options under SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” We have adopted the new annual and interim disclosure requirements and are evaluating the impact of adopting the fair value method of accounting for stock-based compensation under all allowable methods.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. Currently under such guarantees, we could be liable for lease payments extending through 2006.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections”. This statement rescinds SFAS No. 4 that required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As part of our capital allocation strategy, we may consider repurchasing debt. We are evaluating the financial impact of this Statement on a potential debt-repurchasing plan.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief financial officer concluded that Dial’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As we have previously disclosed, we have been defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleged that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and not taking prompt remedial action after these employees complained. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC sought injunctive relief and unspecified compensatory and punitive damages.

On April 29, 2003, we announced that we had reached a settlement with the EEOC that involved a payment of $10 million by Dial. As previously disclosed, this settlement is not expected to materially affect our earnings for the second quarter or full year 2003. However, negative publicity resulting from this lawsuit or the settlement could adversely affect our sales and operating results.

Item 6. Exhibits and Reports on Form 8-K

(A)		Exhibits
	10.1	Waiver of Claims and Acknowledgement Agreement with Mark L. Whitehouse dated April 1, 2003.
	10.2	Employment Agreement with Richard F. Theiler dated March 22, 2003.
	99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.
	99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(B)		Reports on Form 8-K

We also filed a Current Report on Form 8-K, dated January 7, 2003, reporting that Dial issued a press release relating to the conference call to announce its fourth quarter and fiscal year 2002 results to be held on Wednesday, January 29, 2003, a copy of which was filed as Exhibit 99.

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

We also filed a Current Report on Form 8-K, dated January 29, 2003, reporting that Dial issued a press release relating to its fourth quarter and full year 2002 earnings and outlook for fiscal 2003, a copy of which was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated February 7, 2003, reporting that Dial issued a press release relating to its analyst and investor conference to be held on Thursday, February 20, 2003, a copy of which was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated February 20, 2003, reporting that, as previously announced in Dial’s press release dated February 7, 2003, Dial held an analyst and investor conference on February 20, 2003. A copy of the presentation was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated March 11, 2003, reporting that Dial issued a press release announcing that Dial’s CEO and CFO would present at the Merrill Lynch 16th Annual Global Branded Consumer Products Conference. The release also announced that Dial remains comfortable the first quarter guidance. A copy of the press release was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated March 12, 2003, reporting that Dial issued a press release declaring a quarterly dividend on Dial Common Stock, a copy of which was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated March 13, 2003, reporting that Dial issued a press release announcing the resignation of Mark L. Whitehouse, Senior Vice President-International, Innovation and Business Development, a copy of which was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated March 18, 2003, reporting that, as previously announced in Dial’s press release dated March 11, 2003, Dial will make a presentation to investors on March 18, 2003. A copy of the presentation was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated March 26, 2003, reporting that Dial issued a press release announcing that Dial’s CEO and CFO will present at the Bank of America Securities 4th Annual Q&A Consumer Conference. The release also announced that Dial remains comfortable with the first quarter guidance. A copy of the release was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated March 31, 2003, reporting that Dial issued a press release announcing the appointment of Richard F. Theiler as Senior Vice President-Research & Development, a copy of which was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated April 8, 2003, reporting that Dial issued a press release relating to the conference call to announce its first quarter 2003 results to be held on Wednesday, April 23, 2003, a copy of which was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated April 23, 2003, reporting that Dial issued a press release relating to its financial results for the first quarter ended March 31, 2003, and its outlook for second quarter and full year 2003, a copy of which was filed as Exhibit 99.

We also filed a Current Report on Form 8-K, dated April 29, 2003, reporting that Dial and the EEOC issued a joint press release announcing that they had reached a settlement of the case relating to Dial’s Aurora, Illinois manufacturing facility that was pending in the U.S. District Court for the Northern District of Illinois entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99C 3356. The settlement involves a $10 million payment by Dial. A copy of the joint press release was filed as Exhibit 99.1. The press release also announced that the settlement was not expected to materially affect Dial’s earnings for the second quarter or the full year and confirmed that it currently expects earnings per share from continuing operations to be $0.33 for the second quarter and $1.31 for the year.

We also filed a Current Report on Form 8-K, dated May 6, 2003, reporting that Dial issued a press release announcing the resignation of Robert F. Bernstock, Senior Vice President-General Manager, Air Fresheners, Food Products and Branded Commercial Markets, a copy of which was filed as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

May 7, 2003

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

Date: May 7, 2003	/s/ Herbert M. Baum

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

Date: May 7, 2003	/s/ Conrad A. Conrad

Conrad A. Conrad
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

10.1	Waiver of Claims and Acknowledgement Agreement with Mark L. Whitehouse dated April 1, 2003.

10.2	Employment Agreement with Richard F. Theiler dated March 22, 2003.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002