Form 10-Q/A
period 2003-03-29
DIAL CORP /NEW/
filed 2003-05-08
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In thousands, except share data)	March 29, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$246,712	$219,554
Receivables, less allowance of $2,765 and $1,256	84,476	88,466
Inventories	139,238	131,508
Deferred income taxes	27,394	23,255
Income tax receivable	—	7,901
Current assets of discontinued operation	20,197	18,547
Other current assets	9,336	7,605

Total current assets	527,353	496,836

Property and equipment, net	215,179	220,792
Deferred income taxes	52,956	57,012
Goodwill	312,910	312,678
Other intangibles, net	51,081	51,070
Non-current assets of discontinued operation	2,143	2,226
Other assets	14,080	9,125

Total assets	$1,175,702	$1,149,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$94,941	$94,187
Income taxes payable	28,187	—
Current liabilities of discontinued operation	15,080	13,512
Other current liabilities	122,630	161,217

Total current liabilities	260,838	268,916
Long-term debt	460,898	458,393
Post-retirement and other employee benefits	269,559	267,225
Other liabilities	5,319	6,207

Total liabilities	996,614	1,000,741

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 106,374,032 and 106,372,531 shares issued	1,064	1,064
Additional paid-in capital	431,660	436,262
Retained income	34,749	8,835
Accumulated other comprehensive loss	(31,996)	(32,350)
Unearned employee benefits	(39,190)	(48,103)
Treasury stock, 10,935,598 and 10,910,433 shares held	(217,199)	(216,710)

Total stockholders’ equity	179,088	148,998

Total liabilities and stockholders’ equity	$1,175,702	$1,149,739

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

May 8, 2003

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

Date: May 8, 2003	/s/ Herbert M. Baum

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

Date: May 8, 2003	/s/ Conrad A. Conrad

Conrad A. Conrad
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002