Form 10-Q
period 2003-06-28
DIAL CORP /NEW/
filed 2003-08-06
CIK 1016179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

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

Yes  ✓     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ✓     No [  ]

The number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 26, 2003 was 95,927,268.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In thousands, except share data)	June 28, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$320,263	$219,554
Receivables, less allowance of $1,857 and $1,256	86,061	88,466
Inventories	144,567	131,508
Deferred income taxes	22,250	23,255
Income tax receivable	—	7,901
Current assets of discontinued operation	11,892	18,547
Other current assets	3,390	7,605

Total current assets	588,423	496,836
Property and equipment, net	213,902	220,792
Deferred income taxes	45,817	57,012
Goodwill	313,132	312,678
Other intangibles, net	51,313	51,070
Non-current assets of discontinued operation	3,477	2,226
Other assets	18,943	9,125

Total assets	$1,235,007	$1,149,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$98,407	$94,187
Income taxes payable	31,211	—
Current liabilities of discontinued operation	6,489	13,512
Other current liabilities	138,017	161,217

Total current liabilities	274,124	268,916
Long-term debt	465,240	458,393
Post-retirement and other employee benefits	269,613	267,225
Other liabilities	5,414	6,207

Total liabilities	1,014,391	1,000,741

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 106,816,344 and 106,372,531 shares issued	1,068	1,064
Additional paid-in capital	439,207	436,262
Retained income	66,446	8,835
Accumulated other comprehensive loss	(31,350)	(32,350)
Unearned employee benefits	(37,430)	(48,103)
Treasury stock, 10,942,317 and 10,910,433 shares held	(217,325)	(216,710)

Total stockholders’ equity	220,616	148,998

Total liabilities and stockholders’ equity	$1,235,007	$1,149,739

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended

(In thousands, except per share data)	June 28, 2003	June 29, 2002

Net sales	$332,491	$320,015

Costs and expenses:
Cost of products sold	208,277	198,018
Asset writedowns and other special items (net gain)	—	(1,182)

Total cost of products sold	208,277	196,836
Selling, general and administrative expenses	62,445	65,593

Total costs and expenses	270,722	262,429

Operating income	61,769	57,586
Interest expense	6,360	6,591
Other expenses, net	2,254	2,868
Income from joint ventures	—	1,749

Income from continuing operations before income taxes	53,155	49,876
Income taxes	19,774	18,097

Income from continuing operations	33,381	31,779

Discontinued operations:
Adjustment to loss on disposal of discontinued Argentina business, net of income tax of $1,263	2,150	—
Income from operation of discontinued Argentina business, net of income tax of $1,125	—	1,654

Total income from discontinued operations	2,150	1,654

NET INCOME	$35,531	$33,433

Basic net income per common share:
Income from continuing operations	$0.36	$0.34
Income from discontinued operations	0.02	0.02

NET INCOME PER SHARE – BASIC	$0.38	$0.36

Diluted net income per common share:
Income from continuing operations	$0.35	$0.34
Income from discontinued operations	0.02	0.02

NET INCOME PER SHARE – DILUTED	$0.37	$0.35

Weighted average basic shares outstanding	93,662	92,243
Weighted average equivalent shares	1,857	2,235

Weighted average diluted shares outstanding	95,519	94,478

NET INCOME	$35,531	$33,433
Other comprehensive income (loss):
Foreign currency translation adjustment	647	(7,671)

COMPREHENSIVE INCOME	$36,178	$25,762

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended

(In thousands, except per share data)	June 28, 2003	June 29, 2002

Net sales	$644,892	$614,594

Costs and expenses:
Cost of products sold	401,772	384,190
Asset writedowns and other special items (net gain)	—	(1,182)

Total cost of products sold	401,772	383,008
Selling, general and administrative expenses	124,280	126,400

Total costs and expenses	526,052	509,408

Operating income	118,840	105,186
Interest expense	13,120	14,999
Other expenses, net	5,357	5,484
Income from joint ventures	—	1,749

Income from continuing operations before income taxes	100,363	86,452
Income taxes	37,334	31,577

Income from continuing operations	63,029	54,875

Discontinued operations:
Adjustment to loss on disposal of discontinued Specialty Personal Care segment, net of income tax of $740	—	1,260
Adjustment to loss on disposal of discontinued Argentina business, net of income tax of $1,263	2,150	—
Income from operation of discontinued Argentina business, net of income tax of $1,610	—	2,130

Total income from discontinued operations	2,150	3,390

Cumulative effect of the change in accounting principle, net of income tax of $661	—	(43,308)

NET INCOME	$65,179	$14,957

Basic net income per common share:
Income from continuing operations	$0.67	$0.60
Income from discontinued operations	0.02	0.04
Effect of change in accounting principle	—	(0.47)

NET INCOME PER SHARE – BASIC	$0.70	$0.16

Diluted net income per common share:
Income from continuing operations	$0.66	$0.58
Income from discontinued operations	0.02	0.04
Effect of change in accounting principle	—	(0.46)

NET INCOME PER SHARE – DILUTED	$0.68	$0.16

Weighted average basic shares outstanding	93,445	92,020
Weighted average equivalent shares	1,863	1,840

Weighted average diluted shares outstanding	95,308	93,860

NET INCOME	$65,179	$14,957
Other comprehensive income (loss):
Foreign currency translation adjustment	1,000	(34,695)

COMPREHENSIVE INCOME (LOSS)	$66,179	$(19,738)

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months Ended

(In thousands)	June 28, 2003	June 29, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$65,179	$14,957
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to loss on disposal of discontinued Specialty Personal Care operation, net of tax	—	(1,260)
Adjustment to loss on disposal of discontinued Argentina business, net of tax	(2,150)	—
Argentina business discontinued operation, net of tax	—	(2,130)
Effect of change in accounting principle, net of tax	—	43,308
Depreciation	17,881	17,665
Amortization	90	61
Deferred income taxes	12,200	(2,184)
Asset writedowns and other special items, net	—	(1,182)
Tax benefits from employee stock option exercises	1,265	—
Change in operating assets and liabilities:
Receivables	2,405	(9,084)
Inventories	(13,059)	(7,848)
Trade accounts payable	4,220	8,277
Income taxes payable/receivable	39,112	49,242
Other assets and liabilities, net	(17,742)	3,429

Net cash provided by operating activities	109,401	113,251

CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures	(11,107)	(12,636)
Investment in discontinued operation	—	(6,324)
Proceeds from disposition of discontinued operation	—	2,000
Proceeds from sale of assets	787	2,993

Net cash used by investing activities	(10,320)	(13,967)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Repayment and amortization of debt	(1,244)	(581)
Dividends paid on common stock	(7,568)	(7,339)
Cash proceeds from employee stock option exercises	10,440	6,638

Net cash provided (used) by financing activities	1,628	(1,282)

Effects of foreign currency exchange rates on cash balances	—	(1,376)

Net increase in cash and cash equivalents	100,709	96,626
Cash and cash equivalents, beginning of period	219,554	28,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$320,263	$124,936

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

On December 23, 2002, we announced the pending sale of our Argentina business. As a result of this pending sale, Argentina’s financial position and historical earnings have been reclassified as a discontinued operation in the accompanying financial statements. The sale of our Argentina business was completed on June 30, 2003. See Note 2 to these consolidated financial statements.

Accounting policies utilized in the preparation of the financial information presented herein are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies, which are within the guidelines set forth in Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting”. The interim consolidated financial statements are unaudited. All adjustments necessary to present fairly the financial position as of June 28, 2003, and the results of operations and cash flows for the quarters and six months ended June 28, 2003 and June 29, 2002, respectfully, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. We do not believe that this Statement will impact our future financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amended and refined certain characteristics of derivative instruments and hedges. We do not anticipate a financial impact as a result of this Statement.

Note 2. Discontinued Operations

Argentina - In December 2002, we announced that we had reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction was structured as the sale of assets of Dial Argentina, S.A., which included the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. In December 2002, we recorded an after-tax loss of $62.4 million on the pending sale and reclassified our Argentina business as a discontinued operation. This primarily non-cash loss includes the reversal of $92.8 million in currency translation adjustments, which had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs. This transaction also resulted in current tax benefits of approximately $61 million.

At the beginning of the third quarter of 2003, we completed the sale of our Argentina business, based on negotiations concluded prior to June 28, 2003. The sale resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003, we recognized a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business.

The tax benefits from the sale of Argentina were utilized by the end of the second quarter of 2003.

Our discontinued Argentina business has been classified as held for sale and as a discontinued operation since December 2002. Accordingly, we did not recognize any income from operation of this business during 2003. During the first six months of 2002, we recorded $2.1 million in net income ($3.7 million pre-tax) from our discontinued Argentina business.

Assets and liabilities of the discontinued Argentina operation included in our consolidated financial statements as of June 28, 2003 and December 31, 2002 were as follows:

	June 28,	December 31,
(In thousands)	2003	2002

Cash and cash equivalents	$1,663	$1,657
Receivables	—	3,988
Inventories	8,953	10,483
Other current assets	1,276	2,419

Current assets of discontinued operation	$11,892	$18,547

Other non-current assets	3,477	2,226

Non-current assets of discontinued operation	$3,477	$2,226

Other current liabilities	6,489	13,512

Current liabilities of discontinued operation	$6,489	$13,512

In the first quarter of 2002, we recorded a $43.3 million after-tax impairment loss on the goodwill and trademarks of our Argentina business as a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment. The impairment was calculated using a discounted cash flow model and was recorded in our Statement of Consolidated Operations and Comprehensive Income as a Cumulative effect of the change in accounting principle and, therefore, is not included in operating income.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and throughout 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. In the second quarter of 2003, we utilized $0.7 million of these capital losses. We will realize additional tax benefits on these capital losses only to the extent that we generate capital gains within five years of the sale.

As of June 28, 2003, our balance sheet included $13.2 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. These liabilities will be adjusted in the future if our estimate of remaining lease and other exit costs change. The effect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss on disposal of discontinued operation.

Note 3. Special Gains

In the second quarter of 2002, we recorded a net gain of $2.9 million ($2.2 million after-tax or $0.02 per diluted share) associated with the previously dissolved joint venture with Henkel KGaA of Germany (“Henkel”) and from the sale of our Mexico City facility, offset in part by a writedown of fixed assets in our Guatemala facility. The gain from our Dial/Henkel joint venture of $1.7 million was included in Income from joint ventures for income statement purposes. We sold our Mexico facility for $2.7 million, resulting in a pre-tax gain of $2.4 million, which was offset in part by a writedown of the carrying value of our Guatemala facility by approximately $1.2 million, pre-tax. For income statement purposes, the gain on the sale of our Mexico facility and the writedown of fixed assets in our Guatemala facility are included in Asset writedowns and other special items (net gain).

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

In the second quarter of 2002, Henkel received certain intellectual property rights related to the former Custom Cleaner business in exchange for their interest in Dial/Henkel LLC. As a result, we consolidated Dial/Henkel LLC’s operations in the second quarter of 2002. Prior to our assumption of Henkel’s interest in Dial/Henkel LLC, we accounted for this joint venture under the equity method of accounting. In the second quarter of 2002, we recorded a gain of $1.7 million ($1.6 million after-tax) related to lower than expected costs associated with the discontinued Custom Cleaner business. For income statement purposes, the gain was included in Income from joint ventures.

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	June 28, 2003	December 31, 2002

Raw materials and supplies	$35,794	$34,575
Work in process	6,310	8,515
Finished goods	102,463	88,418

Total inventories	$144,567	$131,508

Note 6. Intangible Assets

Intangible assets subject to amortization consisted of the following:

(In thousands)	June 28, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$2,258	$(210)	$2,048	$2,171	$(149)	$2,022
Other intangibles	900	(608)	292	900	(578)	322

Total	$3,158	$(818)	$2,340	$3,071	$(727)	$2,344

Intangibles not subject to amortization consisted of the following:

(In thousands)	June 28, 2003	December 31, 2002

Goodwill (1)	$313,132	$312,678
Trademarks	39,673	39,426
Pension Related intangibles	9,300	9,300

Total	$362,105	$361,404

(1)	Additions to goodwill are the result of the Zout acquisition earnout.

Note 7. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	June 28, 2003	December 31, 2002

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,806	$247,460
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,890	198,785

Total long-term debt	446,696	446,245
Deferred gain on interest rate swaps terminated in August 2002	10,453	12,148
Fair market value of interest rate swaps entered into in January 2003	8,091	—

Reported long-term debt	$465,240	$458,393

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

During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. Terms and conditions under the credit facility have remained the same and are described within our Annual Report on Form 10-K for the year ended December 31, 2002. As of June 28, 2003, there were no amounts outstanding under our credit facility.

At June 28, 2003, we were in compliance with all covenants under our $200 million credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Note 8. Stock Options

We account for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized, as all options under the stock-based compensation plans had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards using the Black-Scholes valuation model for the periods ended:

	Quarter Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
(In thousands)	2003	2002	2003	2002

Net income as reported	$35,531	$33,433	$65,179	$14,957
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,019)	(1,715)	(4,037)	(2,886)

Pro forma net income	$33,512	$31,718	$61,142	$12,071

Earnings per share:
Basic – as reported	$0.38	$0.36	$0.70	$0.16
Basic – pro forma	$0.36	$0.34	$0.65	$0.13
Diluted – as reported	$0.37	$0.35	$0.68	$0.16
Diluted – pro forma	$0.35	$0.34	$0.64	$0.13

Note 9. Segments of an Enterprise

We are organized into two business segments: (i) Domestic Branded and (ii) International and Other. The segments were identified based on economic characteristics, types of products sold, customer base and method of distribution.

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

	Domestic	International
(In thousands)	Branded	and Other	Total

Net Sales:
Quarter Ended:
June 28, 2003	$302,867	$29,624	$332,491
June 29, 2002	295,466	24,549	320,015
Six Months Ended:
June 28, 2003	589,160	55,732	644,892
June 29, 2002	568,093	46,501	614,594
Operating Income:
Quarter Ended:
June 28, 2003	57,943	3,826	61,769
June 29, 2002	52,933	4,653	57,586
Six Months Ended:
June 28, 2003	111,429	7,411	118,840
June 29, 2002	100,046	5,140	105,186
Goodwill at:
June 28, 2003	313,132	—	313,132
December 31, 2002	312,678	—	312,678

Note 10. Subsequent Events

Pension Contribution – At the beginning of the third quarter of 2003, we made a $50 million tax-deductible contribution to our pension plans. This contribution reduces the shortfall between our pension plan assets and projected pension liabilities. The shortfall is primarily due to negative returns in the capital markets over the past few years coupled with the decline in interest rates. The decrease in interest rates caused the present value of our pension liabilities to increase while the losses in the capital markets led to a decline in our pension assets, thereby creating a shortfall in the funded status of the plans. The difference between the fair value of assets and accumulated benefit obligation for our qualified pension plans was approximately $57 million as of December 31, 2002.

The net cash outflow from this pension contribution will be approximately $31 million after the related tax deduction.

Sale of Dial Argentina Business – At the beginning of the third quarter of 2003, we completed the sale of our Argentina business, based on negotiations concluded prior to June 28, 2003. The sale resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003, we recorded a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business.

IT Outsourcing and SAP Implementation Project – In July of 2003, we entered into an approximate $110 million, seven-year information technology outsourcing agreement with Electronic Data Systems Corporation (“EDS”). Under this outsourcing agreement, EDS will provide information technology infrastructure, support and management services. In addition, EDS, teaming with SAP, will lead a complete SAP software implementation for our enterprise operations, including the manufacturing, supply chain, finance, accounting and performance management environments as well as customer relationship management.

The implementation of SAP is currently expected to cost approximately $35 million. As a result of the move to SAP, we will recognize approximately $8 million of accelerated depreciation expense over the next 18 months related to our current software system.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Potential Sale of Dial And Future Capital Allocation Strategy

We believe that the long-term interests of our shareholders would be best served if we were part of a larger enterprise. We will continue to explore opportunities to become part of a larger company, which could include transactions with multiple parties. We have been working with Goldman Sachs & Co. and may continue to do so as we evaluate any opportunities for us to be part of a larger company.

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

We will continue to focus on growing our core businesses and will evaluate capital allocation options in light of the amount of cash we are accumulating. The capital allocation alternatives we are reviewing include:

•	Acquisitions

•	Dividend increases

•	Share repurchases

•	Investment in our base business

If suitable acquisition options do not emerge, then we currently expect to use cash to increase our dividend and/or repurchase shares. At the present time, we are not considering reduction of debt as one of our capital allocation alternatives, but we will continue to evaluate this as an option in the future.

Critical Accounting Policies

Management has discussed critical accounting policies and estimates used in the preparation of our financial statements within our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes to our critical accounting policies in the current year.

Sale of Dial Argentina Business

In December 2002, we announced that we had reached an agreement to sell our Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction was structured as the sale of assets of Dial Argentina, S.A., which included the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. In December 2002, we recorded an after-tax loss of $62.4 million on the pending sale and reclassified our Argentina business as a discontinued operation. This primarily non-cash loss includes the reversal of $92.8 million in currency translation adjustments, which had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs. This transaction also resulted in current tax benefits of approximately $61 million.

At the beginning of the third quarter of 2003, we completed the sale of our Argentina business, based on negotiations concluded prior to June 28, 2003. The sale resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003, we recognized a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business.

The tax benefits from the sale of Argentina were utilized by the end of the second quarter of 2003.

Our discontinued Argentina business has been classified as held for sale and as a discontinued operation since December 2002. Accordingly, we did not recognize any income from operation of this business during 2003. During the first six months of 2002, we recorded $2.1 million in net income ($3.7 million pre-tax) from our discontinued Argentina business.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and throughout 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. In the second quarter of 2003, we utilized $0.7 million of these capital losses. We will realize additional tax benefits on these capital losses only to the extent that we generate capital gains within five years of the sale.

As of June 28, 2003, our balance sheet included $13.2 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. These liabilities will be adjusted in the future if our estimate of remaining lease and other exit costs change. The effect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss on disposal of discontinued operation.

Recent Developments

IT Outsourcing and SAP Implementation Project- In July of 2003, we entered into an approximate $110 million, seven-year information technology outsourcing agreement with Electronic Data Systems Corporation (“EDS”). Under this outsourcing agreement, EDS will provide information technology infrastructure, support and management services. In addition, EDS, teaming with SAP, will lead a complete SAP software implementation for our enterprise operations, including the manufacturing, supply chain, finance, accounting and performance management environments as well as customer relationship management.

We expect capital and operating savings totaling approximately $21 million over the term of the agreement with EDS, and anticipate realizing additional capital and operating savings benefits relating to the implementation of the SAP software.

The implementation of SAP will commence in the third quarter of 2003 and currently is expected to be completed over the next 18 months. The implementation of SAP is currently expected to cost approximately $35 million. As a result of the move to SAP, we will recognize approximately $8 million of accelerated depreciation expense over the next 18 months related to our current software system.

EEOC Litigation Settlement - As we previously disclosed, we were defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleged that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and not taking prompt remedial action after these employees complained. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC sought injunctive relief and unspecified compensatory and punitive damages.

On April 29, 2003, we announced that we had reached a settlement with the EEOC that involves a payment of $10 million by Dial. As previously disclosed, this settlement is not expected to materially affect our earnings for 2003. However, negative publicity resulting from this lawsuit or the settlement could adversely affect our sales and operating results.

Kmart Bankruptcy and Store Closings - In January 2002, Kmart Corporation filed for Chapter 11 bankruptcy protection. Kmart is one of our top ten customers. Prior to March 2003, we sold products to Kmart primarily through Kmart’s distributor, Fleming Companies, Inc. However, Kmart and Fleming recently agreed that Fleming would no longer be Kmart’s contracted distributor. As a result, in March 2003 we began to sell our products directly to Kmart.

Kmart closed approximately 600 stores prior to emerging from bankruptcy in May 2003. Our sales to Kmart have decreased as a result of these store closings and from a decline in consumers visiting Kmart’s open stores. Kmart’s bankruptcy has not had a material adverse effect on our planned sales or operating results. However, Kmart’s financial condition could have an adverse impact on our sales and operating results in the future.

Fleming Bankruptcy - As mentioned above, we previously sold products to Kmart through Fleming. Fleming filed for Chapter 11 bankruptcy protection in April 2003. Due to the uncertainty of Fleming’s ability to pay its creditors, we increased our bad debt reserve for our accounts receivable from Fleming during the first quarter of 2003. This reserve and the related accounts receivable were subsequently written off in the second quarter of 2003 due to their uncollectibility. To date, Fleming’s bankruptcy has not had a material adverse effect on our planned sales or operating results. However, Fleming’s bankruptcy and financial condition could have an adverse impact on our sales and operating results in the future.

FASMA LLC Bankruptcy - The buyer of our Specialty Personal Care business, FASMA L.L.C., filed for Chapter 11 bankruptcy protection on May 1, 2003. FASMA is subleasing a facility in Dedham, Massachusetts from us. In May 2003 we reached an agreement with FASMA that allows them to remain in the facility until September 30, 2003 for a monthly rental fee. FASMA is responsible for all liabilities related to the SPC business, including customer deductions and returns. It is too early to determine if FASMA’s bankruptcy could impact our financial results. At June 28, 2003, our balance sheet included $13.2 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. If we decide that we need to increase the reserves related to the discontinued SPC business, our net income would be adversely impacted.

Comparison of the Second Quarter of 2003 with the Second Quarter of 2002

Net sales information for our businesses is set forth below:

	Quarter Ended		Increase (Decrease)

(In thousands)	June 28, 2003	June 29, 2002	Amount	Percentage

Laundry Care	$118,973	$121,081	$(2,108)	(1.7)%
Personal Cleansing	97,222	90,442	6,780	7.5%
Food Products	47,180	44,624	2,556	5.7%
Air Fresheners	39,492	39,319	173	0.4%

Total Domestic Branded segment	302,867	295,466	7,401	2.5%
Total International and Other segment	29,624	24,549	5,075	20.7%

Total Company Net Sales	$332,491	$320,015	$12,476	3.9%

Laundry Care sales decreased primarily due to a 16.8% decline in sales of Purex powder detergent and increased promotional spending, offset in part by continued growth in Purex liquid detergent. The increase in Purex liquid detergent sales resulted from continued promotions and consumer demand as well as the current consumer preference for liquid detergent versus powder detergent products. We currently expect that this consumer preference will continue. Personal cleansing sales increased primarily due to sales of new products introduced in the second half of 2002 and first quarter of 2003. These sales were offset in part by a decrease in bar soap sales. The decrease in bar sales was driven in part by a growing consumer preference for body washes. We expect that this consumer preference will continue. Food Products sales increased primarily as a result of stronger sales of Armour branded Vienna sausage and private label sales. Increased sales of Vienna sausage were driven in large part by segment growth as well as increased promotions and distribution. Sales were offset in part by increased promotional spending. Air Fresheners sales increased primarily as a result of the launch of three new products, Renuzit Super Odor Neutralizer, Renuzit Universal Scented Oil Refills and Renuzit High Impact Scented Oil, which were introduced in the second half of 2002. Sales of new products were primarily offset by the discontinuation of One Touch electric scented oil products combined with continued weakness in the candle segment. We are discontinuing Renuzit High Impact Scented Oil and expect related sales to decline in future periods.

Sales in our International and Other segment increased primarily due to higher Canadian sales of Purex liquid laundry detergent, foreign currency gains and growth in Branded Commercial Markets. International and Other segment sales increased 17.2% in the second quarter of 2003 excluding foreign currency gains.

Our gross margin decreased 110 basis points to 37.4% from 38.5% last year. This decrease primarily resulted from higher energy and petroleum related costs, higher raw material prices, increased promotional spending and special gains recorded in 2002.

Selling, general and administrative expenses decreased 4.8% to $62.4 from $65.6 million last year. The decrease is primarily due to lower performance-based compensation expense as compared to the same period in 2002.

Other net expenses decreased 21.4% to $2.3 million from $2.9 million primarily as a result of a $0.7 million gain recorded on the sale of surplus land at our Aurora plant.

We recognized a $1.7 million gain from the Dial/Henkel joint venture in the second quarter of 2002 primarily as a result of lower than expected costs associated with the discontinued Custom Cleaner business. No additional adjustments have been recorded since the second quarter of 2002.

Our effective tax rate from continuing operations of 37.2% is higher than the 2002 rate of 36.3%. The 2002 rate benefited from a lower tax rate on joint venture income, offset in part by higher taxes on foreign income.

Income from continuing operations was $33.4 million or $0.35 per diluted share, compared to $31.8 million or $0.34 per diluted share last year. As discussed above, this increase resulted primarily from higher sales and lower selling, general and administrative expense, offset in part by an increase in the number of shares outstanding. The following table reconciles diluted earnings per share from income from continuing operations to net income per diluted share:

	Quarter Ended	Quarter Ended
	June 28, 2003	June 29, 2002

Diluted net income per common share:
Diluted net income from continuing operations	$0.35	$0.34
Discontinued operation, Dial Argentina	0.02	0.02

Net income per diluted share	$0.37	$0.35

Comparison of the First Six Months of 2003 with the First Six Months 2002

Net sales information for our businesses is set forth below:

	Six Months Ended		Increase (Decrease)

(In thousands)	June 28, 2003	June 29, 2002	Amount	Percentage

Laundry Care	$238,396	$228,358	$10,038	4.4%
Personal Cleansing	185,263	176,839	8,424	4.8%
Food Products	89,177	86,423	2,754	3.2%
Air Fresheners	76,324	76,473	(149)	(0.2)%

Total Domestic Branded segment	589,160	568,093	21,067	3.7%
Total International and Other segment	55,732	46,501	9,231	19.9%

Total Company Net Sales	$644,892	$614,594	$30,298	4.9%

Laundry Care sales increased due to higher sales of Purex liquid detergent, offset in part by lower sales of powder detergent and other laundry products as well as increased promotional spending and coupon redemption. The increase in Purex liquid detergent is due to continued promotions and consumer demand as well as the current consumer preference for liquid detergent versus powder detergent products. We currently expect that this consumer preference will continue. Personal Cleansing sales increased mainly due to sales of new products introduced in the second half of 2002 and first quarter of 2003. These sales were offset in part by a decrease in bar soap sales. The decrease in bar soap sales was driven in part by a growing consumer preference for body washes. We expect that this consumer preference will continue. Food Products sales were higher primarily as a result of increased sales of Armour branded Vienna sausage. Increased sales of Vienna sausage were driven in large part by segment growth as well as increased promotions and distribution. Air Fresheners sales decreased primarily as a result of the discontinuation of One Touch electric scented oil products combined with continued weakness in the candle segment. The decrease in sales was partially offset by the launch of three new products, Renuzit Super Odor Neutralizer, Renuzit High Impact Scented Oil and Renuzit Universal Scented Oil Refills, which were introduced in the second half of 2002. We are discontinuing Renuzit High Impact Scented Oil and expect related sales to decline in future periods.

Sales in our International and Other segment increased primarily due to higher Canadian sales of Purex liquid laundry detergent and foreign currency gains. International and Other segment sales increased 16.8% in the first six months of 2003 excluding foreign currency gains.

Our gross margin remained consistent at 37.7% during the period, as manufacturing efficiencies were offset by increases in energy and petroleum related costs.

Selling, general and administrative expenses decreased 1.7% to $124.3 from $126.4 million last year. The decrease is primarily due to lower performance-based compensation expense as compared to 2002, offset in part by higher bad debt expense and legal costs.

Interest expense decreased 12.5% to $13.1 million from $15.0 million last year. The decrease is a result of lower effective interest rates due to our current and previously terminated interest rate swaps.

We recognized a $1.7 million gain from the Dial/Henkel joint venture in the second quarter of 2002 primarily as a result of lower than expected costs associated with the discontinued Custom Cleaner business. No additional adjustments have been recorded since the second quarter of 2002.

Our effective tax rate from continuing operations of 37.2% is higher than the 2002 rate of 36.5%. The 2002 rate benefited from a lower tax rate on joint venture income, offset in part by higher taxes on foreign income.

Income from continuing operations was $63.0 million or $0.66 per diluted share, compared to $54.9 million or $0.58 per diluted share last year. As discussed above, this increase resulted primarily from higher sales, lower selling, general and administrative expense and lower interest expense, offset in part by an increase in the number of shares outstanding. The following table reconciles diluted earnings per share from income from continuing operations to net income per diluted share:

	Six Months	Six Months
	Ended June 28,	Ended June 29,
	2003	2002

Diluted net income per common share:
Diluted net income from continuing operations	$0.66	$0.58
Discontinued operations	0.02	0.04
Cumulative effect of change in accounting principle	—	(0.46)

Net income per diluted share	$0.68	$0.16

Financial Condition and Liquidity

Our needs and access to funds are dependent on future operating results, as well as external economic and market conditions. Cash and cash equivalents, cash flow from operations and proceeds from divestitures are expected to be sufficient to meet our anticipated operating and capital expenditure requirements during the next year.

Net cash provided by operations for the six months ended June 28, 2003 was $109.4 million compared to $113.3 million last year. The decrease was due to higher pension contributions as well as higher performance-based compensation payments made in early 2003 for results achieved in 2002. This decrease was offset in part by higher net income and tax benefits received in the current year.

Net cash used in investing activities for the six months ended June 28, 2003 was $10.3 million versus $14.0 million last year. This change was primarily due to cash flows related to discontinued operations as well as higher capital spending in this period in 2002. Capital expenditures for the six months ended June 28, 2003 were $11.1 million compared to $12.6 million in the same period last year. We expect capital expenditures in 2003 to be approximately $45 million, including the SAP implementation project expenditures. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistics, and administrative costs or are required to maintain our existing facilities. There can be no assurance as to the quantity and the type of capital spending we may incur.

Additionally, as previously disclosed, we have entered into an information technology outsourcing agreement with EDS. EDS will also lead the implementation of SAP, which will commence in the third quarter of 2003. We anticipate completion of the implementation within the next 18 months. The implementation of SAP and related costs are currently expected to be approximately $35 million.

Net cash provided by financing activities was $1.6 million in the first six months of 2003 compared to $1.3 million used in the same period last year. This change is primarily due to an increase in proceeds received from employee stock option exercises in 2003.

At June 28, 2003, we had $312.8 million invested in short-term investment vehicles with low principal risk.

Capital Structure and Resources

Long-term debt consisted of the following at June 28, 2003 and December 31, 2002:

(In thousands)	June 28, 2003	December 31, 2002

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,806	$247,460
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,890	198,785

Total long-term debt	446,696	446,245
Deferred gain on interest rate swaps terminated in August 2002	10,453	12,148
Fair market value of interest rate swaps entered into in January 2003	8,091	—

Reported long-term debt	$465,240	$458,393

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

During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. Terms and conditions under the credit facility have remained the same and are described within our Annual Report on Form 10-K for the year ended December 31, 2002. As of June 28, 2003, there were no amounts outstanding under our credit facility.

At June 28, 2003, we were in compliance with all covenants under our $200 million credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. We do not believe that this Statement will impact our future financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amended and refined certain characteristics of derivative instruments and hedges. We do not anticipate a financial impact as a result of this Statement.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements will be effective in the third quarter of 2003 for variable interest entities acquired before February 1, 2003 and effective immediately for variable interest entities created after January 31, 2003. We do not believe that FIN No. 46 will impact our future financial results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements relating to stock options under SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” We have adopted the new annual and interim disclosure requirements and are evaluating the impact of adopting the fair value method of accounting for stock-based compensation under all allowable methods.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This Statement may have a financial impact on our business to the extent that we engage in exit or disposal activities in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As we previously disclosed, we were defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleged that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and not taking prompt remedial action after these employees complained. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC sought injunctive relief and unspecified compensatory and punitive damages.

On April 29, 2003, we announced that we had reached a settlement with the EEOC that involved a payment of $10 million by Dial. As previously disclosed, this settlement is not expected to materially affect our earnings for 2003. However, negative publicity resulting from this lawsuit or the settlement could adversely affect our sales and operating results.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 5, 2003. The stockholders elected the following persons to serve three-year terms as Directors: Joy A. Amundson, Thomas L. Gossage and Michael T. Riordan. The votes for and against (withheld) each nominee were as follows:

Nominee	Votes For	Votes Withheld

Joy A. Amundson	81,088,587	604,526
Thomas L. Gossage	79,376,639	2,316,474
Michael T. Riordan	81,035,994	657,119

Herbert M. Baum, Joe T. Ford, Donald E. Guinn, James E. Oesterreicher, Barbara S. Thomas and Salvador M. Villar also continued as Directors following the meeting.

The stockholders also ratified the appointment of Deloitte & Touche LLP as Dial’s independent auditors for the fiscal year ending December 31, 2003. The votes for and against the ratification of Deloitte & Touche LLP as Dial’s independent auditor were as follows:

Votes For	Votes Against	Abstentions

78,096,325	3,383,915	212,694

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits

10.1	The Dial Corporation Amended and Restated 1996 Stock Incentive Plan.

10.2	Waiver of Claims and Acknowledgment Agreement with Robert F. Bernstock dated June 5, 2003.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

     (B)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated March 31, 2003, reporting that Dial issued a press release announcing the appointment of Richard F. Theiler as Senior Vice President-Research & Development, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated April 8, 2003, reporting that Dial issued a press release relating to the conference call to announce its first quarter 2003 results to be held on Wednesday, April 23, 2003, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated April 23, 2003, reporting that Dial issued a press release relating to its financial results for the first quarter ended March 31, 2003, and its outlook for second quarter and full year 2003, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated April 29, 2003, reporting that Dial and the EEOC issued a joint press release announcing that they had reached a settlement of the case relating to Dial’s Aurora, Illinois manufacturing facility that was pending in the U.S. District Court for the Northern District of Illinois entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99C 3356. The settlement involves a $10 million payment by Dial. A copy of the joint press release was attached as Exhibit 99.1. The press release also announced that the settlement was not expected to materially affect Dial’s earnings for the second quarter or the full year and confirmed that it expected earnings per share from continuing operations to be $0.33 for the second quarter and $1.31 for the year.

We also filed a Current Report on Form 8-K, dated May 6, 2003, reporting that Dial issued a press release announcing the resignation of Robert F. Bernstock, Senior Vice President-General Manager, Air Fresheners, Food Products and Branded Commercial Markets, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated May 16, 2003, reporting that Dial issued a press release announcing that The Dial Corporation’s CEO and CFO would present at the Goldman Sachs Global Consumer Products Conference 2003. The release also announced that Dial remained comfortable with the second quarter guidance. A copy of the press release was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated May 21, 2003, reporting that, as previously announced in its press release dated May 15, 2003, Dial would make a presentation to investors on May 21, 2003. A copy of the presentation was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated May 22, 2003, reporting that Dial issued a press release announcing the conference call and web cast of its 2003 annual stockholders meeting held on Thursday, June 5, 2003, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated June 5, 2003, reporting that Dial issued a press release announcing the re-election of three directors to the Board of Directors, a copy of which was filed as Exhibit 99.1. Dial issued a second press release declaring a quarterly dividend on Dial Common Stock, a copy of which was attached as Exhibit 99.2.

We also filed a Current Report on Form 8-K, dated June 30, 2003, reporting that Dial issued a press release announcing the completion of the divestiture of its Argentina business, a copy of which was attached as Exhibit 99.1.

We also filed a Current Report on Form 8-K, dated July 23, 2003, reporting that Dial issued a press release relating to its financial results for the second quarter ended June 28, 2003 and its outlook for 2003. The press release also announced an information technology outsourcing and ERP implementation agreement with EDS and SAP. A copy of the press release was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated July 28, 2003, reporting that Dial issued a press release announcing the appointment of Elizabeth M. Harvey as Senior Vice President & General Manager - Air Fresheners, a copy of which was attached as Exhibit 99.1. Dial issued a second press release announcing the appointment of Shari Brickin as Vice President - Innovation, a copy of which is attached as Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

August 6, 2003

/s/ Herbert M. Baum

Herbert M. Baum Chairman, President and Chief Executive Officer (Principal Executive Officer and Authorized Officer)

/s/ Conrad A. Conrad

Conrad A. Conrad Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

/s/ John F. Tierney

John F. Tierney Senior Vice President and Controller (Principal Accounting Officer and Authorized Officer)

Exhibit Index

10.1	The Dial Corporation Amended and Restated 1996 Stock Incentive Plan.

10.2	Waiver of Claims and Acknowledgment Agreement with Robert F. Bernstock dated June 5, 2003.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.