Form 10-Q
period 2003-09-27
DIAL CORP /NEW/
filed 2003-11-05
CIK 1016179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

Yes	[✓]	No	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[✓]	No	[ ]

The number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 24, 2003 was 96,383,455.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE DIAL CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
(In thousands, except share data)	September 27, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$328,498	$219,554
Receivables, less allowance of $1,557 and $1,256	88,818	88,466
Inventories	139,587	131,508
Deferred income taxes	18,035	23,255
Income tax receivable	—	7,901
Current assets of discontinued operation	—	18,547
Other current assets	7,560	7,605

Total current assets	582,498	496,836
Property and equipment, net	213,441	220,792
Deferred income taxes	28,455	57,012
Goodwill	313,132	312,678
Other intangibles, net	51,613	51,070
Non-current assets of discontinued operation	—	2,226
Other assets	65,316	9,125

Total assets	$1,254,455	$1,149,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$97,803	$94,187
Income taxes payable	28,022	—
Current liabilities of discontinued operation	—	13,512
Other current liabilities	143,786	161,217

Total current liabilities	269,611	268,916
Long-term debt	459,856	458,393
Post-retirement and other employee benefits	267,266	267,225
Other liabilities	5,424	6,207

Total liabilities	1,002,157	1,000,741

Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 107,156,789 and 106,372,531 shares issued	1,071	1,064
Additional paid-in capital	448,606	436,262
Retained income	93,839	8,835
Accumulated other comprehensive loss	(31,340)	(32,350)
Unearned employee benefits	(41,830)	(48,103)
Treasury stock, 10,979,365 and 10,910,433 shares held	(218,048)	(216,710)

Total stockholders’ equity	252,298	148,998

Total liabilities and stockholders’ equity	$1,254,455	$1,149,739

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended

(In thousands, except per share data)	September 27, 2003	September 28, 2002

Net sales	$353,242	$334,003

Costs and expenses:
Cost of products sold	220,571	210,412
Selling, general and administrative expenses	67,707	65,959

Total costs and expenses	288,278	276,371

Operating income	64,964	57,632
Interest expense	6,340	7,109
Other expenses, net	2,020	2,632

Income from continuing operations before income taxes	56,604	47,891
Income taxes	20,801	17,707

Income from continuing operations	35,803	30,184

Discontinued operations:
Income from operation of discontinued Argentina business, net of income tax of $719	—	918

Total income from discontinued operations	—	918

NET INCOME	$35,803	$31,102

Basic net income per common share:
Income from continuing operations	$0.38	$0.33
Income from discontinued operations	—	0.01

NET INCOME PER SHARE – BASIC	$0.38	$0.34

Diluted net income per common share:
Income from continuing operations	$0.37	$0.32
Income from discontinued operations	—	0.01

NET INCOME PER SHARE – DILUTED	$0.37	$0.33

Weighted average basic shares outstanding	94,142	92,539
Weighted average equivalent shares	1,845	2,112

Weighted average diluted shares outstanding	95,987	94,651

NET INCOME	$35,803	$31,102
Other comprehensive income (loss):
Foreign currency translation adjustment	10	(483)

COMPREHENSIVE INCOME	$35,813	$30,619

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended

(In thousands, except per share data)	September 27, 2003	September 28, 2002

Net sales	$998,134	$948,597

Costs and expenses:
Cost of products sold	622,343	594,601
Asset writedowns and other special items (net gain)	—	(1,182)

Total cost of products sold	622,343	593,419
Selling, general and administrative expenses	191,987	192,360

Total costs and expenses	814,330	785,779

Operating income	183,804	162,818
Interest expense	19,460	22,108
Other expenses, net	7,377	8,116
Income from joint ventures	—	1,749

Income from continuing operations before income taxes	156,967	134,343
Income taxes	58,135	49,284

Income from continuing operations	98,832	85,059

Discontinued operations:
Adjustment to loss on disposal of discontinued Specialty Personal Care segment, net of income tax of $740	—	1,260
Adjustment to loss on disposal of discontinued Argentina business, net of income tax of $1,263	2,150	—
Income from operation of discontinued Argentina business, net of income tax of $2,330	—	3,048

Total income from discontinued operations	2,150	4,308

Cumulative effect of the change in accounting principle, net of income tax of $661	—	(43,308)

NET INCOME	$100,982	$46,059

Basic net income per common share:
Income from continuing operations	$1.06	$0.92
Income from discontinued operations	0.02	0.05
Effect of change in accounting principle	—	(0.47)

NET INCOME PER SHARE – BASIC	$1.08	$0.50

Diluted net income per common share:
Income from continuing operations	$1.03	$0.90
Income from discontinued operations	0.02	0.05
Effect of change in accounting principle	—	(0.46)

NET INCOME PER SHARE – DILUTED	$1.06	$0.49

Weighted average basic shares outstanding	93,669	92,188
Weighted average equivalent shares	1,879	1,974

Weighted average diluted shares outstanding	95,548	94,162

NET INCOME	$100,982	$46,059
Other comprehensive income (loss):
Foreign currency translation adjustment	1,009	(35,179)
Minimum pension liability adjustment, net of tax	—	7,255

COMPREHENSIVE INCOME	$101,991	$18,135

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended

(In thousands)	September 27, 2003	September 28, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$100,982	$46,059
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to loss on disposal of discontinued Specialty Personal Care operation, net of tax	—	(1,260)
Adjustment to loss on disposal of discontinued Argentina business, net of tax	(2,150)	—
Argentina business discontinued operation, net of tax	—	(3,048)
Effect of change in accounting principle, net of tax	—	43,308
Depreciation	28,030	26,718
Amortization	138	93
Deferred income taxes	33,777	(1,471)
Asset writedowns and other special items, net	—	(1,182)
Tax benefits from employee stock option exercises	1,743	—
Change in operating assets and liabilities:
Receivables	(352)	(15,300)
Inventories	(8,079)	(7,763)
Trade accounts payable	3,490	6,889
Income taxes payable/receivable	35,923	53,381
Pension contributions	(57,000)	(13,144)
Other assets and liabilities, net	(11,890)	15,093

Net cash provided by operating activities	124,612	148,373

CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures	(21,136)	(20,048)
Investment in discontinued operation	—	(6,219)
Acquisition of business and purchase price adjustment	—	(1,096)
Proceeds from disposition of discontinued operation	8,880	2,000
Proceeds from sale of assets	802	2,998

Net cash used by investing activities	(11,454)	(22,365)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Repayment and amortization of debt	(1,866)	285
Net change in debt resulting from interest rate swap termination	—	13,386
Common stock purchased for treasury	(616)	—
Dividends paid on common stock	(15,979)	(11,074)
Cash proceeds from employee stock option exercises	14,247	8,809

Net cash provided (used) by financing activities	(4,214)	11,406

Effects of foreign currency exchange rates on cash balances	—	(2,245)

Net increase in cash and cash equivalents	108,944	135,169
Cash and cash equivalents, beginning of period	219,554	28,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$328,498	$163,479

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

On December 23, 2002, we announced the pending sale of our Argentina business. As a result of this pending sale, Argentina’s financial position and historical earnings were reclassified as a discontinued operation in the accompanying financial statements. At the beginning of the third quarter of 2003, we completed the sale of our discontinued Argentina business. See Note 2 to these consolidated financial statements.

Accounting policies utilized in the preparation of the financial information presented herein are the same as set forth in Dial’s annual financial statements except as modified for interim accounting policies, which are within the guidelines set forth in Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting.” The interim consolidated financial statements are unaudited. All adjustments necessary to present fairly the financial position as of September 27, 2003, and the results of operations and cash flows for the quarters and nine months ended September 27, 2003 and September 28, 2002, respectively, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The adoption of this Statement had no impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amended and refined certain characteristics of derivative instruments and hedges. We do not anticipate a financial impact as a result of this Statement.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years beginning after December 15, 2003 for variable interest entities acquired before February 1, 2003 and effective immediately for variable interest entities created after January 31, 2003. We do not believe that FIN No. 46 will impact our future financial results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements relating to stock options under SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” We have adopted the new annual and interim disclosure requirements.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. Currently under such guarantees, we could be liable for lease payments extending through 2006.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. This Statement may have a financial impact on our business to the extent that we engage in exit or disposal activities in the future.

In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections.” This Statement rescinds SFAS No. 4 that required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not anticipate a financial impact as a result of this Statement.

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

At the beginning of the third quarter of 2003, we completed the sale of our discontinued Argentina business, based on negotiations concluded prior to June 28, 2003. The sale resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003, we recognized a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business.

The tax benefits from the sale of Argentina were utilized by the end of the second quarter of 2003.

In the third quarter of 2003, there was no impact on net income associated with the disposal of our discontinued Argentina business.

Our Argentina business was classified as a discontinued operation in our financial statements at December 31, 2002. Accordingly, we have not recognized any income from operation of this business during 2003. During the first nine months of 2002, we recorded $3.0 million in net income ($5.4 million pre-tax) from our discontinued Argentina business.

Our discontinued Argentina business was classified as held for sale on our balance sheet in December 2002. At the beginning of the third quarter of 2003, we completed the sale of our discontinued Argentina business. Accordingly, the related assets and liabilities that were sold were removed from our balance sheet. Assets and liabilities of the discontinued Argentina operation included in our consolidated financial statements as of December 31, 2002 were as follows:

December 31,
(In thousands)	2002

Cash and cash equivalents	$1,657
Receivables	3,988
Inventories	10,483
Other current assets	2,419

Current assets of discontinued operation	$18,547

Other non-current assets	2,226

Non-current assets of discontinued operation	$2,226

Other current liabilities	13,512

Current liabilities of discontinued operation	$13,512

In the first quarter of 2002, we recorded a $43.3 million after-tax impairment loss on the goodwill and trademarks of our Argentina business as a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which established a new method of testing goodwill for impairment. The impairment was calculated using a discounted cash flow model and was recorded in our Statement of Consolidated Operations and Comprehensive Income as a Cumulative effect of the change in accounting principle and, therefore, is not included in operating income.

Specialty Personal Care - On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman and Sarah Michaels brand names. The sale of SPC was in line with our strategy to fix or divest under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit costs. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities that arose on or prior to the closing.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and throughout 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. In the second quarter of 2003, we utilized $0.7 million of these capital losses. We will realize additional tax benefits on these capital losses only to the extent that we generate capital gains before August 2006.

As of September 27, 2003, our balance sheet included $13.1 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. These liabilities will be adjusted in the future if our estimate of remaining lease and other exit costs change. The effect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss on disposal of discontinued operation.

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

Note 5. Inventories

Inventories consisted of the following:

(In thousands)	September 27, 2003	December 31, 2002

Raw materials and supplies	$37,077	$34,575
Work in process	6,957	8,515
Finished goods	95,553	88,418

Total inventories	$139,587	$131,508

Note 6. Intangible Assets

Intangible assets subject to amortization consisted of the following:

(In thousands)	September 27, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$2,597	$(242)	$2,355	$2,171	$(149)	$2,022
Other intangibles	900	(623)	277	900	(578)	322

Total	$3,497	$(865)	$2,632	$3,071	$(727)	$2,344

Intangible assets not subject to amortization consisted of the following:

(In thousands)	September 27, 2003	December 31, 2002

Goodwill (1)	$313,132	$312,678
Trademarks	39,681	39,426
Pension Related intangibles	9,300	9,300

Total	$362,113	$361,404

(1)  Additions to goodwill are the result of the Zout acquisition earnout.

Note 7. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	September 27, 2003	December 31, 2002

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,979	$247,460
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,942	198,785

Total long-term debt	446,921	446,245
Deferred gain on interest rate swaps terminated in August 2002	9,606	12,148
Fair market value of interest rate swaps entered into in January 2003	3,329	—

Reported long-term debt	$459,856	$458,393

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

During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. Terms and conditions under the credit facility have remained the same and are described within our Annual Report on Form 10-K for the year ended December 31, 2002. As of September 27, 2003, there were no amounts outstanding under our credit facility.

At September 27, 2003, we were in compliance with all covenants under our $200 million credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Note 8. Stock Options

We account for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, no compensation cost has been recognized, as all options under the stock-based compensation plans had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards using the Black-Scholes valuation model for the periods ended:

	Quarter Ended		Nine Months Ended

	September	September	September	September
(In thousands)	27, 2003	28, 2002	27, 2003	28, 2002

Net income as reported	$35,803	$31,102	$100,982	$46,059
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,253)	(1,743)	(6,291)	(4,629)

Pro forma net income	$33,550	$29,359	$94,691	$41,430

Earnings per share:
Basic – as reported	$0.38	$0.34	$1.08	$0.50
Basic – pro forma	$0.36	$0.32	$1.01	$0.45
Diluted – as reported	$0.37	$0.33	$1.06	$0.49
Diluted – pro forma	$0.35	$0.31	$0.99	$0.44

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

	Domestic	International
(In thousands)	Branded	and Other	Total

Net Sales:
Quarter Ended:
September 27, 2003	$322,204	$31,038	$353,242
September 28, 2002	307,802	26,201	334,003
Nine Months Ended:
September 27, 2003	911,363	86,771	998,134
September 28, 2002	875,894	72,703	948,597
Operating Income:
Quarter Ended:
September 27, 2003	57,610	7,354	64,964
September 28, 2002	51,058	6,574	57,632
Nine Months Ended:
September 27, 2003	163,465	20,339	183,804
September 28, 2002	142,714	20,104	162,818
Goodwill at:
September 27, 2003	313,132	—	313,132
December 31, 2002	312,678	—	312,678

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

We will continue to focus on growing our core businesses and will continue to evaluate capital allocation options in light of the amount of cash we are accumulating. The capital allocation alternatives we will continue to review include:

•	Acquisitions

•	Share repurchases

•	Investment in our base business

•	Dividend increases

At the present time, we are not considering reduction of debt as one of our capital allocation alternatives, but we will continue to evaluate this as an option in the future.

After completing a review of our capital allocation alternatives in August 2003, our Board of Directors approved a 125% increase in our quarterly dividend rate, increasing the quarterly cash dividend from $0.04 per share to $0.09 per share. At the same time, our Board also authorized a repurchase of up to $100 million of our common stock over a two-year period. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend upon market conditions, alternative uses of capital and other considerations.

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

At the beginning of the third quarter of 2003, we completed the sale of our discontinued Argentina business, based on negotiations concluded prior to June 28, 2003. The sale resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003, we recognized a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business.

The tax benefits from the sale of Argentina were utilized by the end of the second quarter of 2003.

In the third quarter of 2003, there was no impact on net income associated with the disposal of our discontinued Argentina business.

Our Argentina business was classified as a discontinued operation in our financial statements at December 31, 2002. Accordingly, we have not recognized any income from operation of this business during 2003. During the first nine months of 2002, we recorded $3.0 million in net income ($5.4 million pre-tax) from our discontinued Argentina business.

Our discontinued Argentina business was classified as held for sale on our balance sheet in December 2002. At the beginning of the third quarter of 2003, we completed the sale of our discontinued Argentina business. Accordingly, the related assets and liabilities that were sold were removed from our balance sheet.

In the first quarter of 2002, we recorded a $43.3 million after-tax impairment loss on the goodwill and trademarks of our Argentina business as a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which established a new method of testing goodwill for impairment.

Sale of Specialty Personal Care Segment

On August 28, 2001, we completed the sale of our Specialty Personal Care (“SPC”) business. This business segment included a variety of skin, hair, bath, body and foot care products sold under the Freeman and Sarah Michaels brand names. The sale of SPC was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit costs. Proceeds from the sale were used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the SPC business, but retained the related receivables and liabilities that arose on or prior to the closing.

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

As a result of the loss recognized on the sale, we recorded a current tax benefit of approximately $40.0 million. This tax benefit resulted in cash savings in the third and fourth quarters of 2001 and throughout 2002. The loss on the sale of SPC is comprised primarily of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. In the second quarter of 2003, we utilized $0.7 million of these capital losses. We will realize additional tax benefits on these capital losses only to the extent that we generate capital gains before August 2006.

As of September 27, 2003, our balance sheet included $13.1 million in liabilities related to the discontinued SPC business, primarily for future operating lease payments. These liabilities will be adjusted in the future if our estimate of remaining lease and other exit costs change. The effect of any future adjustments to SPC liabilities would be presented in the income statement as an adjustment to the previously recorded loss on disposal of discontinued operation.

Recent Developments

IT Outsourcing and SAP Implementation Project

As we previously disclosed, in July of 2003, we entered into a seven-year information technology outsourcing agreement with Electronic Data Systems Corporation (“EDS”). Under this agreement, EDS will provide information technology infrastructure, support and management services. In addition, EDS, teaming with SAP, will lead a complete SAP software implementation for our enterprise operations, including the manufacturing, supply chain, finance, accounting and performance management environments, as well as customer relationship management.

We expect capital and operating savings to total approximately $21 million over the term of the agreement with EDS, and anticipate realizing additional capital and operating savings relating to efficiencies gained through the use of the implemented SAP software.

The implementation of SAP began in the third quarter of 2003 and is currently expected to be completed over the next 18 months. The implementation of SAP is currently expected to cost approximately $35 million. As a result of the move to SAP, we will recognize approximately $8 million of accelerated depreciation expense over the next 18 months related to our current software system. In 2003 we expect to capitalize approximately $12.3 million in expenditures related to the SAP implementation.

$50 Million Pension Contribution

At the beginning of the third quarter of 2003, we made a $50 million tax-deductible contribution to our pension plans. This contribution reduced the shortfall between our pension plan assets and projected pension liabilities. The shortfall is primarily due to negative returns in the capital markets over the past few years coupled with the decline in interest rates. The decrease in interest rates caused the present value of our pension liabilities to increase while the losses in the capital markets led to a decline in our pension assets, thereby creating a shortfall in the funded status of the plans. Due to the significant pension contributions and asset returns in 2003, our qualified plans are now approximately 90% funded based upon the difference between plan assets and the projected benefit obligation as of September 30, 2003.

Guatemala Operations

We are in the beginning stages of evaluating whether we should continue to maintain our translucent soap manufacturing operations in Guatemala or whether we should move the manufacturing of these soap products to our plant in Aurora, Illinois. Any sale or closure of our manufacturing operations in Guatemala could require us to record an impairment charge which would adversely impact earnings in the quarter in which any such impairment charge is recorded. Our balance sheet currently includes approximately $12 million in net assets related to this manufacturing facility.

Comparison of the Third Quarter of 2003 with the Third Quarter of 2002

Net sales information for our businesses is set forth below:

	Quarter Ended		Increase

	September 27,	September 28,
(In thousands)	2003	2002	Amount	Percentage

Laundry Care	$124,905	$116,213	$8,692	7.5%
Personal Cleansing	100,599	99,680	919	0.9%
Food Products	52,851	49,685	3,166	6.4%
Air Fresheners	43,849	42,224	1,625	3.8%

Total Domestic Branded segment	322,204	307,802	14,402	4.7%
Total International and Other segment	31,038	26,201	4,837	18.5%

Total Company Net Sales	$353,242	$334,003	$19,239	5.8%

Laundry Care net sales increased primarily due to continued growth in Purex liquid detergent, offset in part by a 19.1% decline in net sales of our Purex powder detergent. The increase in Purex liquid detergent sales resulted from continued promotions and the current consumer preference for liquid detergent versus powder detergent products. We currently expect that this consumer preference will continue. Personal Cleansing net sales increased primarily due to lower promotional spending as a result of fewer new product introductions and promotional events in 2003. These sales were offset in part by a decrease bar soap sales driven in part by a growing consumer preference for body washes. We expect that this consumer preference will continue. Food Products net sales increased primarily due to stronger sales of Armour branded products, particularly Armour branded Vienna sausage. These sales were offset in part by a decline in private label sales. Sales of Armour branded products benefited from strong consumer purchases due in part to an active hurricane season. Air Fresheners net sales increased primarily due to higher sales of Renuzit Super Odor Neutralizer, Adjustables and Renuzit Universal Scented Oil Refills, offset in part by a decrease in sales due to discontinued products and a continued weakness in the candle segment.

Sales in our International and Other segment increased primarily due to higher Canadian sales of Purex liquid laundry detergent, foreign currency gains and growth in our Branded Commercial Markets business. International and Other segment sales increased 13.2% in the third quarter of 2003 excluding foreign currency gains.

Our gross margin improved 60 basis points to 37.6% from 37.0% last year. This increase primarily resulted from lower promotional expenses in 2003 due to fewer new product launches.

Selling, general and administrative expenses increased 2.7% to $67.7 from $66.0 million last year. The increase is primarily due to higher employee benefits expense, costs to start up and outsource our information technology function and accelerated depreciation expense on existing information technology assets resulting from the implementation of SAP, offset in part by decreased legal expenses.

Interest expense decreased 10.8% to $6.3 million from $7.1 million last year. The decrease is a result of lower effective interest rates due to our current and previously terminated interest rate swaps.

Our effective tax rate from continuing operations in the third quarter decreased to 36.7% from the comparable 2002 rate of 37.0%. The 2003 quarterly rate benefited from higher export sales, tax-free municipal interest income and research and development credits. We expect our full year tax rate to be 37.0%.

Income from continuing operations was $35.8 million or $0.37 per diluted share, compared to $30.2 million or $0.32 per diluted share last year. As discussed above, this increase resulted primarily from higher sales and improved operating margin. Earnings per share growth was partially offset by an increase in the number of shares outstanding. The following table reconciles diluted net income per share from continuing operations to net income per diluted share:

	Quarter Ended	Quarter Ended
	September 27,	September 28,
	2003	2002

Diluted net income per common share:
Diluted net income from continuing operations	$0.37	$0.32
Discontinued operations	0.00	0.01

Net income per diluted share	$0.37	$0.33

Weighted average diluted shares outstanding	95,987	94,651

Comparison of the First Nine Months of 2003 with the First Nine Months 2002

Net sales information for our businesses is set forth below:

	Nine Months Ended		Increase

	September 27,	September 28,
(In thousands)	2003	2002	Amount	Percentage

Laundry Care	$363,300	$344,571	$18,729	5.4%
Personal Cleansing	285,862	276,519	9,343	3.4%
Food Products	142,028	136,108	5,920	4.3%
Air Fresheners	120,173	118,696	1,477	1.2%

Total Domestic Branded segment	911,363	875,894	35,469	4.0%
Total International and Other segment	86,771	72,703	14,068	19.3%

Total Company Net Sales	$998,134	$948,597	$49,537	5.2%

Laundry Care net sales increased due to higher sales of Purex liquid detergent, offset in part by a decline in sales of powder detergent. The increase in Purex liquid detergent sales is due to continued promotions, as well as the current consumer preference for liquid detergent versus powder detergent products. We currently expect that this consumer preference will continue. Personal cleansing net sales increased primarily due to continued strength in body wash and liquid hand soap sales and lower promotional spending, offset in part by a decline in bar soap sales. The decline in bar soap sales was driven in part, by a growing consumer preference for body washes. We expect that this consumer preference will continue. Food Products net sales were higher primarily as a result of strong sales of Armour branded products, particularly Armour branded Vienna sausage. These sales were offset in part by a decline in private label sales. Sales of Armour branded products were driven in large part by segment growth, increased promotions and distribution and strong consumer purchases due in part to an active hurricane season in the third quarter of 2003. Air Fresheners net sales increased primarily due to higher sales of Renuzit Super Odor Neutralizer, Renuzit Universal Scented Oil Refills and Adjustables. This increase was partially offset by a decrease in sales due to discontinued products and a continued weakness in the candle segment.

Sales in our International and Other segment increased primarily due to higher Canadian sales of Purex liquid laundry detergent and foreign currency gains. International and Other segment sales increased 15.5% in the first nine months of 2003 excluding foreign currency gains.

Our gross margin improved 20 basis points to 37.6% from 37.4% in the prior year. This increase was primarily a result of lower promotional expenses, offset in part by increases in energy and petroleum related costs.

Selling, general and administrative expenses remained consistent at $192.0, as compared to $192.4 million last year. Higher employee benefits and legal costs were offset by lower performance-based compensation expense in 2003.

Interest expense decreased 12.0% to $19.5 million from $22.1 million last year. The decrease is a result of lower effective interest rates due to our current and previously terminated interest rate swaps.

Other net expenses decreased 9.1% to $7.4 million from $8.1 million last year primarily as a result of a $0.7 million gain recorded on the sale of surplus land adjacent to our Aurora facility in the second quarter of 2003.

We recognized a $1.7 million gain from the Dial/Henkel joint venture in the second quarter of 2002 primarily as a result of lower than expected costs associated with the discontinued Custom Cleaner business. No additional adjustments have been recorded since the second quarter of 2002.

Our effective tax rate from continuing operations of 37.0% is higher than the 2002 rate of 36.7%. The 2003 rate was higher due to the absence of joint venture income, which had a lower tax rate.

Income from continuing operations was $98.8 million, or $1.03 per diluted share, compared to $85.1 million, or $0.90 per diluted share last year. As discussed above, this increase resulted primarily from higher sales, improved operating margin and lower interest expense. Earnings per share growth was partially offset by an increase in the number of shares outstanding. The following table reconciles diluted net income per share from continuing operations to net income per diluted share:

	Nine Months Ended	Nine Months Ended
	September 27,	September 28,
	2003	2002

Diluted net income per common share:
Diluted net income from continuing operations	$1.03	$0.90
Discontinued operations	0.02	0.05
Cumulative effect of change in accounting principle	—	(0.46)

Net income per diluted share	$1.06	$0.49

Weighted average diluted shares outstanding	95,548	94,162

Financial Condition and Liquidity

Our needs and access to funds are dependent on future operating results, as well as external economic and market conditions. Cash and cash equivalents and cash flow from operations are expected to be sufficient to meet our anticipated operating and capital expenditure requirements during the year.

Net cash provided by operations for the nine months ended September 27, 2003 was $124.6 million, compared to $148.4 million last year. The decrease was primarily due to a $27.8 million increase in tax-deductible pension contributions in 2003 as compared to 2002. The increased contributions helped reduce the shortfall between our pension plan assets and projected pension liabilities.

Net cash used in investing activities for the nine months ended September 27, 2003 was $11.5 million versus $22.4 million last year. This change was primarily due to lower cash outflows related to our discontinued operations in 2003, as well as proceeds received from the disposition of our discontinued Argentina business in 2003. We expect capital expenditures in 2003 to be approximately $45 million, including $12.3 million in SAP implementation project expenditures. Capital expenditures will be concentrated primarily on equipment and information systems that are required to maintain our existing facilities or provide opportunities to reduce manufacturing, logistics, and administrative costs. There can be no assurance as to the quantity and the type of capital spending we may incur.

Additionally, as previously disclosed, we have entered into an information technology outsourcing agreement with EDS. EDS will also lead the implementation of SAP, which commenced in the third quarter of 2003. We currently anticipate SAP to be implemented within the next 18 months. The implementation of SAP and related costs are currently expected to be approximately $35 million.

Net cash used for financing activities was $4.2 million in the first nine months of 2003 compared to $11.4 million provided by financing activities in the same period last year. This change is primarily due to the $13.4 million in proceeds received in 2002 in connection with the termination of our previous interest rate swaps.

At September 27, 2003, we had $318.9 million invested in short-term investment vehicles with low principal risk.

As previously disclosed, in the third quarter of 2003 our Board authorized a repurchase of up to $100 million of our common stock over a two-year period. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend upon market conditions, alternative uses of capital and other considerations. In the third quarter of 2003, we repurchased 31,500 shares of common stock at an average price of $19.52 per share.

On April 29, 2003, we announced that we had reached a settlement with the Equal Employment Opportunity Commission (“EEOC”) for a lawsuit that we had been defending. Accordingly, we will pay out the entire settlement amount of $10 million in the first quarter of 2004. There will not be a financial impact as a result of this payment other than the related reduction of our cash balance.

Capital Structure and Resources

Long-term debt consisted of the following at September 27, 2003 and December 31, 2002:

(In thousands)	September 27, 2003	December 31, 2002

$250 million 7.0% Senior Notes due 2006, net of issue discount	$247,979	$247,460
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,942	198,785

Total long-term debt	446,921	446,245
Deferred gain on interest rate swaps terminated in August 2002	9,606	12,148
Fair market value of interest rate swaps entered into in January 2003	3,329	—

Reported long-term debt	$459,856	$458,393

The increase in total reported debt is primarily due to the fair market value of our new interest rate swaps discussed below, partially offset by the amortization of the deferred gain related to our previously terminated interest rate swaps. The swaps are designated as fair value hedges. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. Terms and conditions under the credit facility have remained the same and are described within our Annual Report on Form 10-K for the year ended December 31, 2002. As of September 27, 2003, there were no amounts outstanding under our credit facility.

At September 27, 2003, we were in compliance with all covenants under our $200 million credit facility, our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

Recent Accounting Pronouncements

See Note 1 to the financial statements included in this Form 10-Q for a description of the recent accounting pronouncements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, and except as noted below, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As noted above, we entered into a seven year outsourcing agreement with EDS in July under which EDS will provide information technology infrastructure, support and management services to Dial. Our agreement requires EDS to provide and maintain acceptable general controls over Dial’s information system processing. We have implemented oversight and monitoring procedures to ensure that these general controls are, and continue to be, appropriately designed and implemented by EDS.

Also as noted above, we began implementing SAP in the third quarter of 2003 and expect to complete this implementation over the next 18 months. We anticipate that the implementation of SAP will result in certain changes to business processes and internal controls impacting financial reporting. Our implementation plan includes evaluating any such changes to ensure appropriate internal controls over financial reporting are maintained.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As we previously disclosed, we were defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. On April 29, 2003, we announced that we had reached a settlement with the EEOC. See our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 for further information regarding this lawsuit and the related settlement.

Item 6. Exhibits and Reports on Form 8-K

     (A)  Exhibits

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

     (B)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated June 30, 2003, reporting that Dial issued a press release announcing the completion of the divestiture of its Argentina business, a copy of which was attached as Exhibit 99.1.

We also filed a Current Report on Form 8-K, dated July 23, 2003, reporting that Dial issued a press release relating to its financial results for the second quarter ended June 28, 2003 and its outlook for 2003. The press release also announced an information technology outsourcing and ERP implementation agreement with EDS and SAP. A copy of the press release was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated July 28, 2003, reporting that Dial issued a press release announcing the appointment of Elizabeth M. Harvey as Senior Vice President & General Manager - Air Fresheners, a copy of which was attached as Exhibit 99.1. Dial issued a second press release announcing the appointment of Shari Brickin as Vice President - Innovation, a copy of which was attached as Exhibit 99.2.

We also filed a Current Report on Form 8-K, dated August 7, 2003, reporting that Dial issued a press release declaring a quarterly dividend on Dial Common Stock and announcing a stock repurchase program, a copy of which was attached as Exhibit 99.1.

We also filed a Current Report on Form 8-K, dated August 28, 2003, reporting that Dial issued a press release announcing that The Dial Corporation’s CEO and CFO would present at the Prudential Securities 2003 “Back-To-School” Conference. The release also announced that Dial remained confident with its third quarter and full year earnings guidance. A copy of the press release was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated September 3, 2003, reporting that, as previously announced in its press release dated August 28, 2003, Dial would make a presentation at the Prudential Securities 2003 “Back-To-School” Conference on September 3, 2003. A copy of the presentation was attached as Exhibit 99.1.

We also filed a Current Report on Form 8-K, dated September 10, 2003, reporting that Dial issued a press release announcing that The Dial Corporation’s CEO and CFO would present at the Banc of America Securities 33rd Annual Investment Conference. The release also announced that Dial remained confident with its third quarter and full year earnings guidance. A copy of the press release was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated September 16, 2003, reporting that, as previously announced in its press release dated September 9, Dial would make a presentation at the Banc of America Securities 33rd Annual Investment Conference on September 16, 2003. A copy of the presentation was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated October 6, 2003, reporting that Dial issued a press release relating to the conference call to announce its third quarter 2003 results held on Wednesday, October 22, 2003, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated October 14, 2003, reporting that on October 10, 2003, Dial issued a press release declaring a quarterly dividend on Dial Common Stock, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated October 21, 2003, reporting that Dial issued a press release announcing that Dial’s CEO and CFO would present to the Consumer Analyst Group of New York, a copy of which was attached as Exhibit 99.

We also filed a Current Report on Form 8-K, dated October 22, 2003, reporting that Dial issued a press release relating to its financial results for the third quarter ended September 27, 2003 and its outlook for the balance of 2003, a copy of which was attached as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Dial Corporation
(Registrant)

November 5, 2003

/s/ Herbert M. Baum

Herbert M. Baum
Chairman, President and
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

/s/ Conrad A. Conrad

Conrad A. Conrad
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

/s/ John F. Tierney

John F. Tierney
Senior Vice President and Controller
(Principal Accounting Officer and Authorized Officer)

EXHIBIT INDEX

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.