Form 10-K
period 2003-12-31
DIAL CORP /NEW/
filed 2004-03-10
CIK 1016179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 1-11793

The Dial Corporation

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	51-0374887
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15501 NORTH DIAL BOULEVARD SCOTTSDALE, ARIZONA (Address of principal executive offices)	85260-1619 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(480) 754-3425

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

     As of June 27, 2003, the aggregate market value of Dial’s common stock (based on its closing price on such date) held by nonaffiliates was approximately $1.8 billion.

     As of March 4, 2004, 98,285,862 shares of Dial’s common stock were outstanding.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K, the words “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements included in this Form 10-K include our belief that we have ample resources for most raw material; the adequacy of our reserves for environmental matters; our anticipated costs to comply with environmental laws; our belief that our facilities are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs; our belief that our relations with our employees are satisfactory; our belief that our current net deferred tax assets will be realized; our belief that our success over the last three years will make comparisons challenging in the future; our belief that we may need to increase our spending to grow our sales of Purex detergents; our belief that we will not be able to cut costs as rapidly or to the extent that we have over the past few years; our belief that the unpredictability of interest rates, foreign currency rates, commodity prices and other factors may cause actual results to differ materially from those projected; our belief that legal claims relating to the merger agreement with Henkel KGaA are without merit and our belief that liabilities from other legal claims, after taking into account amounts already accrued and inclusive of any potential insurance recovery, should not have a material adverse effect on our financial position, cash flows or operating results. These statements are based upon management’s beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, which are beyond our control. Our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Factors that could cause actual results to differ include those factors identified in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Factors That May Affect Future Results and Financial Condition” on page 26 in this Form 10-K.

      Unless otherwise indicated, the industry data contained herein are derived from confidential reports published by AC Nielsen. AC Nielsen captures consumer purchases in U.S. Food and Drug stores plus Kmart and Target via scanners while consumer purchases from Wal-Mart are recorded by AC Nielsen’s Homescan program panelists. A substantial portion of our sales are to club and dollar stores. However, consumer purchases in these stores are not included in market share resources such as those provided by AC Nielsen. Unless otherwise noted, all market share data are as of the 52 weeks ended December 31 and are based upon volume and retail dollar sales in the U.S. market. Market share volume of soap and detergent products are measured by ounces sold. Market share volume of air fresheners and canned meats are measured by units sold.

      In the third quarter of 2003, we completed the sale of our Argentina business. In addition, we sold our Specialty Personal Care (“SPC”) business in the third quarter of 2001. Accordingly, historical amounts and percentages disclosed in this Form 10-K have been restated to reflect our reporting of our former Argentina and SPC businesses as discontinued operations in the accompanying consolidated financial statements. See Item 1. “Business — Sale of Dial Argentina Business” and “Business — Sale of Specialty Personal Care Segment” on page 4 in this Form 10-K.

Item 1.	Business

Pending Acquisition by Henkel KGaA

      On December 14, 2003, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Henkel KGaA, a Kommanditgesellschaft auf Aktien (a partnership limited by shares) organized under the laws of the Federal Republic of Germany (“Henkel”) and Henkel Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Henkel (“Merger Sub”) and us. Pursuant to the Merger Agreement, Henkel will acquire us through a merger of Merger Sub with and into us, with Dial surviving as a wholly-owned subsidiary of Henkel (the “Merger”). Upon the consummation of the Merger, each outstanding share of our common stock will be converted into the right to receive $28.75 in cash. The completion of the Merger is subject to the satisfaction or waiver of several conditions, including approval of the Merger by our stockholders and other customary conditions to the closing. Subject to the satisfaction or waiver of these conditions, we expect to complete the Merger in March 2004. A special stockholder meeting to approve the Merger Agreement is scheduled for March 24, 2004. Stockholders of record as of the close of business on February 17, 2004 are entitled to be present and vote at this special meeting. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is incorporated by reference herein as Exhibit 2.

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

      We are organized into two business segments: (i) Domestic Branded and (ii) International and Other. Information concerning the net sales, operating income and assets of each of our business segments is set forth in Note 17 to the consolidated financial statements included in this Form 10-K. The following table sets forth the percentage of our net sales represented by each of our segments:

	2003	2002	2001

Domestic Branded	91%	92%	92%
International and Other	9	8	8

Total	100%	100%	100%

     Domestic Branded

      Our Domestic Branded business segment consists of four franchises. The following table sets forth the percentage of net sales represented by each franchise.

	2003	2002	2001

Laundry Care	40%	39%	37%
Personal Care	31	31	32
Food Products	16	16	16
Air Fresheners	13	14	15

Total	100%	100%	100%

      Within our Domestic Branded business segment, we have chosen to focus our marketing and product development efforts on the Dial, Purex, Renuzit and Armour brands. Each of our four franchises is discussed below. Additionally, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Non-Financial Key Performance Indicators” on page 23 in this Form 10-K for additional market share data for each of our businesses.

     Laundry Care

      Our Laundry Care business includes Purex detergents, bleach and fabric softeners, Zout® stain remover, Trend® detergent, Borateem® bleach, Sta-Flo® starches, Boraxo® soap and 20 Mule Team® borax and Fels Naptha® laundry soap. In 2003, retail sales in the U.S. detergent category were $4.9 billion. Although retail sales in the category declined 0.6%, retail volume increased 4.1% over 2002 due to growth in value brands. Category volume growth was driven by increased sales of value priced liquid detergent products. Dry detergent products continue to decline due to a consumer preference for liquid detergent products.

      Our Laundry Care business had volume market share of the U.S. detergent category of 14.9% and 13.7% for 2003 and 2002, respectively. Our Laundry Care business had dollar market share of the U.S. detergent category of 9.4% and 8.6% for 2003 and 2002, respectively. Based on ounces sold, Purex is the second largest brand of detergent in the U.S.

      The U.S. stain remover category accounted for $199 million of retail sales in 2003, an increase of 6.6% from 2002. Zout is the number three brand in the stain remover category.

     Personal Care

      Our Personal Care business includes Dial, Coast®, Tone® and Pure & Natural® soaps and body washes. In 2003, retail sales in the U.S. soap category measured $2.2 billion, down 1% from 2002, with retail volume increasing 0.4%. Our Personal Care business had volume market share of the U.S. soap category of 19.9% for 2003 and 2002, respectively. Our Personal Care business had dollar market share of the U.S. soap category of 17.2% and 17.5% for 2003 and 2002, respectively.

      Dial is America’s leading deodorant bar soap brand. Overall, both category and our own bar soap sales continue to decline due to a consumer preference for body wash and liquid hand soap products. Body wash was the fastest growing segment in the U.S. soap category in 2003. We are the third largest marketer of body washes including the Dial, Coast, Tone and Pure & Natural brands. Dial is the second largest liquid hand soap brand.

      Sales of soap pellets and chemicals, principally glycerin and fatty acids, which are by-products of the soap making process, also are included in our Personal Care business. These sales represented 4% of our Personal Care sales in 2003 and 2002.

     Food Products

      Our Food Products business includes Armour and Armour Star® canned meats, chili, hash, meat spreads and meat snacks and Cream® cornstarch. We also manufacture and sell shelf stable food products for third parties. Private label and copack sales represented 26% and 28% of the volume of our Food Products business in 2003 and 2002, respectively.

      Sales in the U.S. canned meat category were $1.3 billion, a 2.4% increase over 2002. Our Armour branded products within our Food Products business had unit market share of the U.S. canned meat category of 21.6% and 21.2% for 2003 and 2002, respectively, and dollar market share of 10.8% and 10.6% for 2003 and 2002, respectively. Market share data for the private label portion of our Food Products business is not available.

      In 2003, Armour was the largest brand, measured by unit sales, in the canned meat category. Armour is the leading brand in the Vienna sausage and potted meat segments. In the chili segment, Armour is the fourth largest brand in unit sales. Armour Treet is the second largest brand in the spiced meat segment.

     Air Fresheners

      Our Air Fresheners business includes a wide variety of air freshener forms and fragrances, all of which are marketed and sold under the Renuzit brand. Sales in the U.S. air freshener category were $1.3 billion in 2003, a 2.5% increase over 2002. Category dollar growth in 2003 was driven by the instant action, pillar scented candle and small space segments. Our Air Fresheners business had volume market share of the U.S. air freshener category of 21.3% and 20.4% for 2003 and 2002, respectively. Our Air Fresheners business had dollar market share of the U.S. air freshener category of 14.8% and 15.5% for 2003 and 2002, respectively.

      At the end of 2003, Renuzit was the second largest brand of air fresheners in the U.S. based on units sold. Renuzit’s LongLast Adjustable solid air freshener is the largest selling item in the U.S. air freshener category. Renuzit is the third largest brand in the instant action segment. In the instant action segment, we sell Renuzit aerosols and Renuzit Super Odor Neutralizer sprays. Renuzit Super Odor Neutralizer Spray was introduced in the fourth quarter of 2002. Renuzit discontinued its One Touch electric scented oil air freshener and, as a result, does not have a substantial presence in the electrics segment. We have tried to overcome sales lost on this item with Renuzit Scented Oil refills and Renuzit electric gel refills in the electrics segment.

      Renuzit candles are the second largest brand in the scented candle segment. The candle segment sales, and our candle sales, have continued to decline and we expect this trend to continue.

     International and Other

      Our International and Other segment includes our international businesses and commercial markets.

     International

      Our international operations are focused in Canada, Puerto Rico and exports to Asia and Latin America. During 2003 and 2002, approximately 84% and 82%, respectively, of our international sales came from these markets. In total, international sales represent 5.2% and 4.4% of sales in 2003 and 2002, respectively.

      In Canada, Purex is the number two brand in the liquid laundry detergent category and continues to be a catalyst for growth with retail dollar sales up 28%. With the body wash category growing at 15%, Dial body wash continues to be a major contributor to year over year growth with retail sales up 33%. Despite the decline in the bar soap category, Dial is leading the growth in the deodorant bar segment due to our newly formatted bars which have seen a 46% growth in retail sales.

      In Mexico, we moved to a licensing arrangement in 2002 with a third party who previously served as our distributor in Mexico. Under this licensing arrangement, we have licensed our Dial, Breck and Renuzit trademarks to a third party in exchange for a royalty based upon net sales. As a result, we did not record sales in Mexico in 2003 or 2002, but instead recorded royalty income. We recorded sales in Mexico of $6.0 million in 2001.

      Export sales, including royalty income from our licensing arrangement in Mexico, grew by 15% versus 2002. Dial body wash, Armour products, and Renuzit Adjustables were the main contributors to this increase in sales.

     Commercial Markets

      We sell a broad range of branded and co-branded products through various commercial channels, including amenity products to lodging customers and soap and cleaning products to healthcare and janitorial customers. According to the most recent Kline & Company, Inc. Janitorial and Housekeeping Cleaning Products report performed in 2002, total consumption of liquid, bar, waterless and powder hand soaps and cleaners was estimated at $638.5 million during 2002. Based on this study, Dial is estimated to be the sixth largest supplier of hand soaps and cleaners in the janitorial and housekeeping commercial sectors. In the lodging sector, Dial is estimated to be the third largest supplier of in-room amenity products. The commercial markets business also sells products to governmental agencies, including correctional facilities, schools and the military. Key competitors include Marietta Corporation and Guest Supply, Inc. in lodging, Ecolab, Inc. and STERIS Corporation in healthcare and GOJO Industries and Kimberly-Clark Corporation in janitorial.

Sale of Dial Argentina Business

      On June 30, 2003, we completed the sale of our discontinued Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction was structured as the sale of assets of Dial Argentina, S.A., which included the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. In December 2002, we recorded an after-tax loss of $62.4 million on the pending sale and reclassified our Argentina business as a discontinued operation.

      Completion of the sale in 2003 resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003 we recognized a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business. As a result of the reclassification to discontinued operations, we did not recognize any income from operation of this business during 2003. The related assets and liabilities that were sold were removed from our balance sheet.

      For additional information concerning this transaction, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Sale of Dial Argentina Business” on page 18 in this Form 10-K.

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

      For additional information concerning this transaction, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Sale of Specialty Personal Care Segment” on page 19 in this Form 10-K.

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

      In March 2000, we formed another joint venture with Henkel named Dial/ Henkel Mexico S.A. de C.V. Henkel owned 51% and we owned 49% of this joint venture. This joint venture was formed primarily to develop and market consumer detergent and household cleaning products in Mexico. In May 2000, this joint venture acquired 80% of Fabrica de Jabon Mariano Salgado, S.A. de C.V., a manufacturer and marketer of consumer detergents and household cleaning products in Mexico.

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

Customers

      Our products are sold throughout the United States primarily through mass merchandisers, supermarkets, drug stores, membership club stores and other outlets. Generally, our payment terms to customers are

30 days, with discounts offered for early payment. The table below sets forth our net sales by major customer. Other than Wal-Mart, no customer accounted for more than 10% of net sales in 2003, 2002 or 2001.

	2003	2002	2001

Wal-Mart	28%	28%	25%
Remaining top ten customers	29	29	29

Sales to top ten customers as a percentage of total net sales	57%	57%	54%

      Our products are also sold internationally through the same channels, principally in Canada, Puerto Rico and the Caribbean. Payment terms for international customers are generally 30 days.

Sales

      Sales within the United States were 95%, 96% and 95% of our total sales during 2003, 2002, and 2001, respectively. Our customers are served by a national sales organization of approximately 160 employees. The sales organization is divided into regional divisions and account teams for grocery sales and specialized sales operations that sell to large mass merchandisers, membership club stores, chain drug stores, vending and military customers. In addition, some customers and regions are served by a national sales and marketing agency.

      The following table sets forth our U.S. net sales by channel:

	2003	2002	2001

Food(1)	41.7%	42.1%	42.1%
Mass	35.5	36.6	36.9
Dollar, club and drug	16.3	15.1	14.5
Commercial markets and other	6.5	6.2	6.5

Total U.S. net sales	100.0%	100.0%	100.0%

(1)	Includes all private label and copack food products that are sold through the Food channel.

      Our international customers are primarily served by salespeople at three foreign sales offices, consisting of 16 employees. In addition, independent distributors also service some regions.

Distribution

      We ship products to our customers primarily from four full-line domestic distribution centers. The distribution centers are operated by third parties, except for one full-line distribution center that we operate. We use third party carriers to transport our products.

      We also ship full truckload quantities directly to customers from our manufacturing facilities. Direct shipment to customers is primarily limited to certain high volume products, such as Purex liquid laundry detergent. The percent of tonnage shipped directly from our plants to our customers was approximately 25%, 25% and 23% in 2003, 2002, and 2001, respectively.

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

      Currently, we rely on a single company-owned plant to manufacture our Dial bar soap and a single supplier for Purex liquid laundry detergent bottles. If this plant or supplier were unable to produce these products for us for an extended period of time, it could have a material adverse effect on our financial condition and operating results.

Raw Materials

      We believe that ample sources of raw materials are available with respect to most of our major products. Paper, fats and oils, detergent chemicals and resins used in manufacturing bottles and meat have the most significant impact on our costs. Generally, we purchase these raw materials from a variety of suppliers in the United States. Increases in the prices of certain raw materials could materially impact our profit margins and financial results. For example, tallow (a key ingredient in Dial bar soaps) and beef have experienced price fluctuations that directly impact our costs.

      In January 2004, the Secretary of the U.S. Department of Health and Human Services announced new public health measures that the U.S. Food and Drug Administration may implement to significantly strengthen existing safeguards against bovine spongiform encephalopathy (“BSE”), commonly known as “mad cow disease”. If implemented, these measures would prohibit certain specific sources for the type of tallow currently used in our bar soap manufacturing, which will likely result in shortages in the supply of usable tallow. Shortages in turn will likely result in significantly higher tallow prices which could adversely impact our profitability. Additionally, some portion of our tallow inventory could be rendered unusable. Tallow has fluctuated within the range of $0.09 to $0.26 per pound from January 1, 1998, to December 31, 2003. Recently, the price of tallow has been trading at the high end of this range. If prices increase further, we may not be able to increase the prices of our Dial bar soaps to offset these increases. In addition, because our competitors use less tallow in their bar soap products, increases in tallow prices would adversely impact us more than our competitors.

      Due to recent world events, including outbreaks of BSE in both the United States and other countries, the price of beef also has experienced significant fluctuations. The average price per pound of beef rose to $0.43 in 2003 versus $0.40 in 2002 and is expected to continue to rise in 2004. Price increases in beef would adversely impact our profitability.

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

      Our principal competitors are as follows:

      Personal Care

•	The Procter & Gamble Company (“P&G”)

•	Lever Brothers Co., a division of Unilever

PLC (“Lever”)

•	Colgate-Palmolive Company (“Colgate”)

      Food Products

•	Hormel Foods Corp.

•	ConAgra Foods, Inc.

      Laundry Care

•	P&G

•	Lever

•	Church & Dwight, Inc.

•	Colgate

•	S.C. Johnson & Son, Inc.

•	Reckitt & Benckiser, Inc.

•	Huish Detergents, Inc.

•	Orange Glo International

      Air Fresheners

•	S.C. Johnson & Son, Inc.

•	Reckitt & Benckiser, Inc.

•	Church & Dwight, Inc.

Research and Development

      We conduct research and development at our facility in Scottsdale, Arizona. Our internal research and development efforts are primarily directed at providing technical assistance, supporting our manufacturing activities and generating innovation for new and existing products. To increase our innovative capacity, we also contract general research and development activities in areas beyond our core areas of expertise. Our total research and development expenditures were approximately $19.0 million, $16.2 million and $14.3 million in 2003, 2002 and 2001, respectively.

Marketing Research

      We rely on industry data comprised of syndicated market share data and various attitude and usage studies prepared by independent marketing firms. We also obtain direct sales information from our largest customers to identify consumer purchases and anticipate shifts in consumer preferences. This allows us to develop line extensions and new products to meet changing demands.

Patents and Trademarks

      Our trademarks include Dial, Purex, Renuzit, Coast, Zout, Armour, Armour Star, Tone, Pure & Natural, Trend, Treet, 20 Mule Team, Boraxo, Borateem and Sta-Flo in addition to related trade names. In the U.S., we license the Armour and Armour Star trademarks from ConAgra, Inc., which also sells food products under the Armour trademark. We license the 20 Mule Team trademark from U.S. Borax, Inc.

      In 2001, we licensed our Breck trademarks in the U.S., Canada, Puerto Rico, Europe and Asia to a third party in exchange for a royalty based upon gross sales. This license was terminated effective September 30, 2003. In 2002, we licensed our Breck trademark in Mexico to a different third party in exchange for a royalty based upon net sales. For further discussion of our licensing arrangement in Mexico, see “Item 1. Business — International” on page 4 in this Form 10-K.

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

      Since the 1970s, the FDA has regulated antibacterial soaps and hand washes under a proposed regulation. Although the proposed regulation has not been finalized, the FDA could ultimately set standards that result in limiting or even precluding soap manufacturers from using some current antibacterial ingredients or making antibacterial claims for some product forms, such as bar soap. Dial, which uses the antibacterial ingredient Triclosan in Liquid Dial and Triclocarban in Dial bar soap, emphasizes the antibacterial properties of its soap products in its marketing campaigns and product labeling. Any final FDA regulation that limits or precludes this type of advertising could require us to develop new marketing campaigns, develop new products or utilize different antibacterial ingredients in our products, all of which could have a material adverse effect on our business, operating results and financial condition.

Environmental Matters

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims and liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act. We only have one site that is currently active and we have executed a consent decree to settle our liability with respect to that site and are awaiting final court approval. Additionally, in 1999 and in prior years we used nonlyphenol ethoxylate as an ingredient in our liquid and powder detergents, and we continue to use it as an ingredient in our Zout stain remover products. We are in the process of reformulating our Zout stain remover products to eliminate the use of nonlyphenol ethoxylate. Certain environmental and regulatory groups have raised concerns regarding toxicity of compounds produced from nonlyphenol ethoxylate.

      We do not currently anticipate that we will incur significant capital expenditures in connection with matters relating to environmental control or compliance in 2004. We do not anticipate that the costs to comply with environmental laws and regulations or the costs related to Superfund sites and the clean up of closed plant sites will have a material adverse effect on our financial results or condition. We believe our accounting reserves are adequate, however these costs are difficult to predict with certainty. There can be no assurance that other developments, such as the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies, will not result in material costs in the future.

      Federal, state, local and foreign environmental compliance may from time to time require changes in product formulation or packaging. These changes have not had, and are not expected to have, a material adverse effect on our financial results or condition.

Employees

      We employed approximately 2,500 individuals, of whom approximately 1,020 were covered by collective bargaining agreements, as of December 31, 2003.

      Three of our five plants in the United States are unionized. In 2003, we finalized negotiations of the labor contract with the United Food and Commercial Workers union, covering approximately 380 employees at our

Fort Madison, Iowa plant, which expires in September 2007. In 2002, we finalized negotiations of our other two labor contracts. The first was with the International Brotherhood of Teamsters for the St. Louis, Missouri plant and Edwardsville, Illinois Distribution Center, covering approximately 360 employees, which expires in June 2005. The second was with the United Food and Commercial Workers union, covering approximately 280 employees at the Aurora, Illinois plant, which expires in September 2006. Although we believe that our relations with our employees are satisfactory, there can be no assurance that we will not face labor disputes in the future or that such disputes will not be material to us.

Available Information

      Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.dialcorp.com) and in print upon request as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

      Additionally, the charters of our executive, audit, executive compensation, finance management succession and governance committees, as well as our Corporate Governance Guidelines and Code of Ethics and Business Responsibilities, are available on our website and in print upon request.

Item 2.	Properties

      Our corporate headquarters in Scottsdale, Arizona includes a 130,000-square-foot, single-tenant building adjacent to the 200,000-square-foot Dial Center for Innovation. We occupy both facilities under multi-year leases that expire in 2008.

      Our principal facilities include the following:

	Approximate
Location	Sq. Feet	Purpose

Manufacturing Facilities
Aurora, Illinois	451,000	Bar soaps
Fort Madison, Iowa	447,000	Canned meats
St. Louis, Missouri	272,400	Dry and liquid laundry detergents
West Hazleton, Pennsylvania	214,500	Liquid detergents, liquid soaps and fabric softeners
Los Angeles, California	47,600	Liquid detergents and powdered soap
Guatemala City, Guatemala(1)	100,000	Bar soaps

Subtotal	1,532,500
Distribution Centers
Allentown, Pennsylvania(2)	800,000	Warehousing and distribution of finished goods
Ontario, California(2)	340,000	Warehousing and distribution of finished goods
Edwardsville, Illinois(2)	812,000	Warehousing and distribution of finished goods
Atlanta, Georgia(3)	253,700	Warehousing and distribution of finished goods

Subtotal	2,205,700
Total	3,738,200

(1)	Facility currently held for sale. See Note 3 of the consolidated financial statements included in this Form 10-K for further information.

(2)	Leased facility

(3)	Public warehouse

      We believe that our facilities in the aggregate are adequate and suitable for their purposes and that manufacturing capacity is sufficient for current needs. We believe that we will need an additional distribution center sometime in 2004, as we are running out of capacity at our Edwardsville, Illinois distribution center. We continue to seek ways to cut costs and may close facilities as warranted.

Item 3.	Legal Proceedings

      On December 16, 2003, Mr. Jeffrey Berger (C.A. No. 116-N) filed a complaint in the Delaware Court of Chancery, New Castle County against us, our directors and Henkel, purporting to represent a class of all of our stockholders (except the defendants and any person, firm, trust, corporation, or other entity related to or affiliated with any of the defendants) who are or will be threatened with injury arising from the actions of the defendants. The complaint alleges, among other things, that our board of directors breached its fiduciary duties by agreeing to enter into the Merger Agreement with Henkel on the terms provided in the Merger Agreement. The complaint also seeks various forms of relief, including preliminary and permanent injunctive relief to prevent the closing of the Merger. On January 12, 2004 we filed a motion to dismiss this complaint for failure to state a claim upon which relief may be granted and a motion to stay discovery in the action pending decision on the motion to dismiss. We, our directors and Henkel believe that the allegations in this complaint are without merit and we intend to vigorously defend against the allegations asserted in the complaint.

      On December 16, 2003, Messrs. Jeffrey Silverberg (CV2003-023979) and Steven Rose (CV2003-023974) and, on December 17, 2003, Ms. Mary Crescente (CV2003-024012), each filed separate complaints in the Arizona Superior Court, Maricopa County against us and our directors, each purporting to represent a class of all of our stockholders (except any person, firm, trust, corporation or other entity related to or affiliated with any defendant) who are being and will be harmed by the actions of the defendants. The complaints allege, among other things, that our board of directors breached its fiduciary duties by engaging in self-dealing by receiving personal benefits under the terms of the Merger Agreement with Henkel, and by potentially entering into an unfair transaction with Henkel. On January 21, 2004, we filed motions to dismiss these complaints, or, in the alternative, to stay these actions in preference to the action filed by Mr. Berger in the Delaware Court of Chancery. On January 26, 2004, the Arizona Superior Court consolidated these actions. We and our directors believe the allegations in these complaints are without merit and we intend to vigorously defend against the allegations asserted in these complaints. On March 1, 2004, the Arizona Superior Court granted our motion to stay the Arizona cases pending the outcome of the Delaware cases.

      On January 6, 2004, Ms. Susan Soder (C.A. No. 154-N) filed a complaint in the Delaware Court of Chancery, New Castle County against us, our directors and Henkel, purporting to represent a class of all of our stockholders (except the defendants and any person, firm, trust, corporation, or other entity related to or affiliated with any of the defendants) who are or will be threatened with injury arising from the actions of the defendants. The complaint alleges, among other things, that our board of directors breached its fiduciary duties by agreeing to enter into the Merger Agreement on the terms provided in the Merger Agreement. The complaint also seeks various forms of relief, including preliminary and permanent injunctive relief to prevent the closing of the Merger. On January 13, 2004, counsel for Ms. Soder informed the Delaware Court of Chancery that Ms. Soder did not intend to serve the summonses on the defendants in this case at that time. We, our directors and Henkel believe that the allegations in this complaint are without merit and we intend to vigorously defend against the allegations asserted in the complaint.

      As we previously disclosed, we were defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleged that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and not taking prompt remedial action after these employees complained. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC sought injunctive relief and unspecified compensatory and punitive damages. On April 29, 2003, we announced that we had reached a settlement with the EEOC that involved a payment of $10 million by Dial, which was made in the first quarter of 2004.

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

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2003.

      A special meeting of our stockholders to approve the Merger Agreement entered into with Henkel on December 14, 2003, is scheduled for March 24, 2004. Stockholders of record at the close of business on February 17, 2004 are entitled to be present and vote at the meeting. Definitive proxy materials relating to this special stockholder meeting were filed with the SEC on February 18, 2004 and were mailed on February 19, 2004, to stockholders of record as of the close of business on February 17, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol DL. The following table sets forth the high and low sale prices as reported on the NYSE for the periods indicated as well as the dividend paid with respect to these periods. The sale price of the common stock on March 4, 2004, was $28.75 per share.

	Price Range

	High	Low	Dividends

Fiscal 2003
Fourth Quarter	28.70	21.31	0.09
Third Quarter	21.75	18.69	0.09
Second Quarter	20.88	18.51	0.04
First Quarter	21.00	17.12	0.04
Fiscal 2002
Fourth Quarter	22.15	20.37	0.04
Third Quarter	21.67	17.98	0.04
Second Quarter	21.99	17.99	0.04
First Quarter	18.02	15.74	0.04

      In January 2004, the Board of Directors declared a quarterly dividend of $0.09 per share, which is payable on April 15, 2004 to stockholders of record at the close of business on March 15, 2004.

      The declaration and payment of dividends is subject to the discretion of our board of directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions, whether or not the pending Merger with Henkel is completed, and other factors deemed relevant at the time by the board. As of March 4, 2004, there were 98,285,862 shares of common stock outstanding, which were held by 26,754 stockholders of record.

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

SELECTED FINANCIAL AND OTHER DATA

	Year Ended December 31

	2003(1)	2002(2)	2001(3)	2000(4)	1999

	(In thousands, except per share data)
Operations
Net sales	$1,344,858	$1,282,231	$1,189,332	$1,077,646	$1,151,585
Cost of products sold	837,192	803,696	772,810	723,786	732,642
Special charges/(income) from asset write-downs, discontinued product inventories and other exit activities	7,403	(1,707)	8,424	10,519	—

Total cost of products sold	844,595	801,989	781,234	734,305	732,642

Selling, general and administrative expenses	259,108	259,900	244,695	207,447	205,646
Special charges and other asset write-downs	—	—	330	6,734	—

	1,103,703	1,061,889	1,026,259	948,486	938,288

Operating income	241,155	220,342	163,073	129,160	213,297
Interest and other expenses, net	(35,211)	(40,255)	(47,990)	(50,306)	(32,712)
Other special charges	(1,654)	—	—	—	—
Income/(loss) from Dial/ Henkel joint ventures	—	2,086	2,990	(37,615)	(1,347)
Other income — gain on special items	—	—	—	9,243	—

Income from continuing operations before income taxes	204,290	182,173	118,073	50,482	179,238
Income taxes	(80,536)	(66,939)	(43,765)	(17,066)	(62,441)

Income from continuing operations	123,754	115,234	74,308	33,416	116,797
Discontinued operations:
Income/(loss) from operations of discontinued businesses, net of tax	—	3,582	(8,156)	(44,424)	(31)
Adjustment to loss/(loss) on disposal of discontinued businesses, net of tax	2,150	(58,616)	(198,403)	—	—

Income/(loss) from discontinued operations	2,150	(55,034)	(206,559)	(44,424)	(31)

Cumulative effect of change in accounting principle, net of tax	—	(43,308)	—	—	—

Net income (loss)	$125,904	$16,892	$(132,251)	$(11,008)	$116,766

Diluted net income/(loss) per share:
Income from continuing operations	$1.29	$1.22	$0.81	$0.36	$1.17
Income/(loss) from discontinued operations	0.02	(0.58)	(2.24)	(0.48)	—
Cumulative effect of change in accounting principle	—	(0.46)	—	—	—

Net income/(loss) per diluted share	$1.31	$0.18	$(1.43)	$(0.12)	$1.17

Basic shares outstanding	93,968	92,359	91,451	92,237	98,255
Equivalent shares	2,215	2,072	787	279	1,810

Diluted shares	96,183	94,431	92,238	92,516	100,065

	Year Ended December 31

	2003(1)	2002(2)	2001(3)	2000(4)	1999

Balance Sheet Data
Total assets	$1,264,256	$1,149,739	$1,024,116	$1,392,717	$1,286,568
Working capital (deficit)(5)	(18,531)	8,366	20,159	(23,505)	8,579
Cash(6)	364,853	219,554	28,310	6,392	5,911
Total debt	457,171	458,393	445,341	581,038	344,803
Net debt (total debt less cash(6))	92,318	238,839	417,031	574,646	338,892
Stockholders’ equity(7)	307,265	148,998	81,878	293,907	411,271
Other Data
Depreciation and amortization	39,121	35,964	43,806	43,855	35,672
Capital expenditures	44,451	34,490	28,644	37,337	56,252
Dividends paid on common stock	24,545	14,793	14,613	25,762	31,407

(1)	Includes a special charge of $7.4 million ($9.6 million after-tax or $0.10 per diluted share) from the net asset writedown associated with the impairment of our Guatemala manufacturing facility. Also includes a $1.7 million charge ($1.7 million after-tax or $0.02 per diluted share) related to costs associated with our pending acquisition by Henkel. See Note 3 of the consolidated financial statements included in this Form 10-K.

(2)	Includes special net gain of $1.7 million ($0.9 million after-tax or $0.01 per diluted share) from manufacturing asset sales and writedowns and reversal of restructure reserves. Also includes $2.1 million ($2.0 million after-tax or $0.02 per diluted share) of income from the liquidation of the Dial/ Henkel LLC joint venture. See Notes 3 and 5 of the consolidated financial statements included in this Form 10-K.

(3)	Includes special charges of $8.8 million ($7.6 million after-tax or $0.08 per diluted share) from asset writedowns, discontinuing product inventories, and other exit costs. See Note 3 of the consolidated financial statements included in this Form 10-K.

(4)	Includes special charges of $17.3 million ($11.3 million after-tax or $0.12 per diluted share) from asset writedowns, discontinuing product inventories, and other exit costs. Also includes $30.5 million ($22.3 million after-tax or $0.24 per diluted share) resulting from exit activities undertaken by the Dial/ Henkel joint ventures during 2000. These charges are partially offset by $9.2 million ($7.2 million after-tax or $0.08 per diluted share) from the sale of land and a curtailment gain resulting from changes to retiree medical plan benefits. See Note 5 of the consolidated financial statements included in this Form 10-K.

(5)	Working capital calculation excludes cash and restricted cash.

(6)	Includes cash and restricted cash.

(7)	In 2003, stockholders’ equity was increased by $20.9 million related to an adjustment to the previously recorded additional minimum pension liability. In 2002, stockholders’ equity was reduced by $17.7 million for additional minimum pension liability. In 2001, stockholders’ equity was reduced $62.2 million for unrealized foreign currency translation charges related to the currency devaluation in Argentina and $11.9 million for additional minimum pension liability.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Pending Acquisition By Henkel

      As we have previously disclosed, our board of directors determined in 2001 that the long-term interests of Dial and our shareholders would be best served if we were part of a larger enterprise. Accordingly, since that time, we have disclosed that we have been working with Goldman, Sachs & Co. to evaluate opportunities to be part of a larger company.

      On December 14, 2003, we entered into the Merger Agreement, pursuant to which Henkel will acquire us through the merger of Merger Sub with and into us, with Dial surviving as a wholly-owned subsidiary of Henkel. Upon the consummation of the Merger, each outstanding share of our common stock will be converted into the right to receive $28.75 in cash. The completion of the Merger is subject to the satisfaction or waiver of several conditions, including approval of the Merger by our stockholders and other customary conditions to the closing. Subject to the satisfaction or waiver of these conditions, we expect to complete the Merger in March 2004. A special stockholder meeting to approve the Merger Agreement is scheduled for March 24, 2004. Stockholders of record as of the close of business on February 17, 2004 are entitled to be present and vote at this special meeting. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement.

Overview

      We manufacture and sell consumer products, including Purex laundry detergents, Dial soaps, Renuzit air fresheners and Armour canned meat products. Our Purex laundry detergent business is our largest in terms of sales and our Dial soap business is our most profitable. Our Renuzit air fresheners business has a higher return on invested capital because currently most of our air freshener products are manufactured by third parties. Our Armour canned meat business absorbs overhead for our other businesses and we do not invest heavily in this business.

      Currently, 95% of our sales are generated in the U.S. U.S. markets for consumer products are mature and characterized by high household penetration. The U.S. market for consumer products is intensely competitive and most of our competitors, such as The Procter & Gamble Company, Lever Brothers Co., Colgate-Palmolive Company and S.C. Johnson & Son, Inc., have greater financial resources to manufacture, market and sell their products.

      We sell our products in the U.S. primarily to mass merchandisers, supermarkets, drug stores, membership club stores and dollar stores. Approximately 57% of our sales are made to our top 10 customers, with Wal-Mart and its affiliate Sam’s Club accounting for 28% of our sales. As a result, our sales and financial results are heavily dependent on purchases by these customers. Moreover, because we are much smaller than most of our competitors and do not sell as wide a range of products, we believe that our leverage with our customers in negotiating price and favorable merchandising and promotional events is compromised.

      To maintain our importance to our customers and to consumers, we position most of our products as value products. This means that we manufacture and sell products that attempt to deliver the same or similar benefits to consumers at the lower end of the competitive price range for these products. As a result, we continually focus on keeping our manufacturing and distribution costs and our selling, general and administrative expenses low.

      In selling our value priced consumer products, we primarily use a “push” approach and promote our products primarily to our customers with trade incentives to obtain favorable shelf space and in-store promotional events. We spend significantly more on trade incentives than we do on consumer promotion and advertising. Some of our major competitors use a “pull” approach and, as a result, spend more on consumer promotion and advertising to promote their products directly to consumers.

      During the past three years, our sales have outpaced the growth of the categories in which we compete. All of our major brands have stable or growing market shares. We believe that our sales growth has resulted from delivering value priced products that provide the best balance of performance and cost to consumers who are increasingly cost conscious, particularly in light of recent U.S. economic conditions. We also believe that our sales growth has resulted from our emphasis on customer satisfaction and on providing our customers with products sold under well-established brands that our customers can sell through to our consumers with favorable retail margins. We believe that our success over the last three years will make comparisons challenging in the future.

      The primary driver of our overall sales growth during the past few years has been the significant increase in sales of Purex liquid detergents. We believe that the growth of Purex liquid detergents is due to increased sales of value priced products and a consumer preference trend for liquid laundry detergent over powder laundry detergent products. We do not expect that we will be able to continue to increase sales of Purex detergents at the same rate as we have over the past few years. In fact, at the beginning of 2004, we have experienced considerable increased competitive activity in the value segment of the laundry detergent market, particularly at Wal-Mart. We believe that we may need to increase our spending to grow our sales of Purex detergents, which could adversely impact our profitability.

      During this same period, and although our sales of Personal Care products have increased significantly, we have experienced a decline in our bar soap sales as there has been a consumer preference trend towards body washes and liquid hand soaps. We expect that this decline will continue. We currently generate approximately 57% of our Personal Care sales from bar soaps. Although we have been successful in increasing our sales of body wash and Dial liquid hand soap products to offset the sales decline in bar soaps, a continued decline in our bar soap sales could adversely impact our profitability.

      Due to the intense competition in U.S. markets, we have not been able to increase the prices for our products for a number of years and do not expect to be able to do so in the near future. Instead, we have been forced to match competition in providing more product to consumers at the same price, primarily in the form of bonus packs. Moreover, because of our value price positioning, we believe we have less profit available to match competitive price decreases or trade or consumer promotions.

      With respect to our cost structure, we have been successful over the past three years in improving our gross and operating margins. These improvements have resulted primarily from cost absorption benefits due to higher sales of our products, lower manufacturing and distribution costs and favorable raw material pricing. While we continue to focus on cutting costs, we do not believe that we will be able to cut costs as rapidly or to the extent that we have over the past few years. Further, due to our inability to increase prices, changes in raw material (such as tallow, meat and aluminum) and energy costs significantly impact our profitability. Because our cost structure is relatively fixed in the short term, increases or decreases in sales, even modest ones, significantly impact our profitability.

      We generate a significant amount of cash, which has enabled us to reduce debt substantially and has given us flexibility to consider capital allocation alternatives to increase shareholder value. As a result, we increased our quarterly cash dividend from $.04 to $.09 per share and announced a $100 million stock repurchase program in the third quarter of 2003. We have not repurchased any stock since August 2003 and do not expect to do so prior to the anticipated closing of the Merger with Henkel.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We routinely evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, income taxes, pension and other post retirement benefits, long-lived assets, inventories, restructurings, self insurance (primarily workers’ compensation), environmental matters, exit cost reserves related to discontinued operations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      Accounting policies are considered critical when they are both significant to the portrayal of our financial condition and results, and they require difficult, subjective, or complex judgments or estimates. We consider our critical accounting policies to include our calculation and treatment of the following expenses:

•	sales incentives

•	pension and post retirement benefits

•	income taxes

      Management has discussed these critical accounting estimates with the Audit Committee of our Board of Directors.

Sales Incentives

      Customer sales are recorded net of allowances for cash discounts, estimated sales returns and trade promotions.

      We routinely commit to both one-time and on-going trade promotion programs with customers that require us to estimate and accrue the ultimate costs of such programs. Trade promotion and cash discount costs are recorded as a reduction to sales within the same period that the revenue was recognized. Estimating the costs associated with trade promotion programs and cash discount expense is based on our experience and available historical information.

      In determining liabilities for trade promotional spending, we must rely on judgment and estimates which include, but are not limited to, our understanding of trade promotional spending patterns, knowledge of the status of trade promotional activities, and the interpretation of historical spending trends of the customer and category. If our estimates were to differ by 10%, the impact to promotional spending accruals would be approximately $1.3 million.

Pension and Post-Retirement Benefits

      Our employee pension and other post-retirement benefits (i.e. health care and life insurance) costs and obligations are accounted for under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. These provisions require the following assumptions to estimate the projected and accumulated benefit obligations: discount rates, medical trend rates, expected long-term rate of return on plan assets, salary growth rates, employee turnover, retirement and mortality rates. These assumptions also affect the annual expense recognized for these plans. The assumptions are based on our historical experience as well as current facts and known economic and market conditions. We use third-party actuaries to assist in properly measuring the expense and obligations related to these employee benefits. While we believe that the assumptions used are appropriate, the use of different estimates could result in variances in the amount of expense recognized. The following are the key assumptions that were used to measure the pension and post-retirement benefit expense in 2003 and the approximate impact to this expense if they were to change by 10%:

		Pre-Tax Impact of 10%
Key Assumptions	Rate Used	Rate Change

		(In millions)
Rate of return on assets	8.75%	+/- $1.8
Discount rate	6.75%	- $1.7 to + $1.8
Salary growth rate	4.50%	+/- $0.5
Initial medical trend rate	10.00%	- $2.2 to + $2.9

      We amortize gains and losses that may result from differences between our assumptions and actual results over future periods.

      See Note 13 to the consolidated financial statements included in this Form 10-K for more information regarding the costs and obligations for pensions and post-retirement benefits.

Income Taxes

      Under SFAS No. 109, “Accounting for Income Taxes”, income taxes are recorded based on current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. We base our estimate of current and deferred taxes on the tax laws and rates that are currently in effect in the applicable jurisdiction. Changes in tax laws or rates may affect the current amounts payable or refundable as well as the amount of deferred tax assets or liabilities.

      We currently have $23.4 million of net deferred tax assets resulting primarily from differences between book and tax treatment for certain items. We believe that these net deferred tax assets will be realized based primarily on our projected future earnings and scheduling of our deferred tax liabilities. However, the amount of the deferred tax assets actually realized could differ if we have little or no future earnings.

      At December 31, 2002, we had a full valuation allowance for $19.4 million for deferred tax assets related to a $52.3 million capital loss from the sale of the Specialty Personal Care business. In 2003, we utilized $0.7 million of that capital loss. The remaining $51.6 million capital loss can only be utilized to offset future net capital gains and will expire on December 31, 2006. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of the change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We will maintain a full valuation allowance for the capital loss until it is more likely than not to be utilized.

      U.S. income tax is not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas”. We determine whether our foreign subsidiaries have invested or will invest a significant portion of their undistributed earnings indefinitely. We reassess our determination on a periodic basis. Changes to our determination may be warranted based on our experience as well as plans regarding future international operations and expected tax payments. Changes in the determination from period to period are included in our tax provision in the period of change. As of December 31, 2003 and 2002, we had not provided for any U.S. taxes on approximately $1.0 million and $14.0 million, respectively, of undistributed earnings from our non-U.S. subsidiaries since these earnings are indefinitely reinvested.

Sale of Dial Argentina Business

      On June 30, 2003, we completed the sale of our discontinued Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction was structured as the sale of assets of Dial Argentina, S.A., which included the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. In December 2002, we recorded an after-tax loss of $62.4 million on the pending sale and classified our Argentina business as a discontinued operation. This primarily non-cash loss includes the reversal of $92.8 million in currency translation adjustments that had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs. This transaction also resulted in current tax benefits of approximately $61 million, which were utilized during 2003. During 2002, we recorded $3.6 million in net income ($6.8 million pre-tax) from operation of our discontinued Argentina business.

      Completion of the sale in 2003 resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003, we recognized a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business. As of December 31, 2002, our consolidated balance sheet included $18.5 million in current assets, $2.2 million in non-current assets and $13.5 million in current liabilities related to our discontinued Argentina business. The following table summarizes the net sales, operating gain/(loss) and net gain/(loss) of the discontinued Argentina business for 2003, 2002 and 2001:

	2003	2002	2001

	(In millions)
Net sales	$—	$52.3	$80.8
Operating gain/(loss)(1)	—	6.8	(4.5)
Tax benefit/(expense) on operations	—	(3.2)	0.1
Income/(loss) from operations, net of tax	—	3.6	$(4.5)
Net loss from disposal of Argentina business, net of $61.0 tax benefit	—	$(62.4)	—
Reduction of loss on disposal of discontinued Argentina business, net of income tax of $1.3	$2.1	—	—

(1)	The loss for 2001 includes $2.0 million in special charges for asset writedowns and severance that have been reclassified to discontinued operations.

      In the first quarter of 2002, we also recorded an after-tax impairment charge of $43.3 million for the Argentina business as a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment. The impairment was calculated using a discounted cash flow model and was recorded in our Statement of Consolidated Operations and Comprehensive Income as a Cumulative effect of the change in accounting principle and, therefore, is not included in operating income.

Sale of Specialty Personal Care Segment

      On August 28, 2001, we completed the sale of our SPC business. As a result of the sale, we incurred a one-time charge of $198.4 million, net of income tax benefits and expected sale proceeds, related to the write-off of SPC assets and an accrual for estimated exit costs. Proceeds from the sale were used to repay debt. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received $2.0 million ($1.3 million after-tax) from the buyer which was recorded as a reduction of the loss recognized on the sale of the SPC business. In the fourth quarter of 2002, we further reduced the loss previously recorded on the disposal of the SPC business by $4.0 million ($2.5 million after-tax) as a result of reversing certain exit cost accruals due to lower than expected costs associated with exiting the SPC discontinued operation.

      Our loss on the sale included a current tax benefit of approximately $40.0 million, which was realized in 2001 and 2002. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. In the second quarter of 2003, we utilized $0.7 million of these capital losses. We will realize additional tax benefits on these capital losses only to the extent that we generate capital gains before December 31, 2006. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies and Estimates — Income Taxes”.

Special Items

2003 Special Items — Pre-Tax Charge of $9.1 million

      In the fourth quarter of 2003, we decided to transfer production of our translucent soap manufacturing operations in Guatemala to our plant in Aurora, Illinois. We expect to complete this move during the third quarter of 2004. We are currently seeking a buyer for our operations in Guatemala. As a result of this decision, we recorded an impairment charge of $7.4 million and income tax expense of $2.2 million during the fourth quarter to write down the book value of those assets, primarily property and equipment, to the estimated fair value less cost to sell of $2.0 million. As of December 31, 2003, our consolidated balance sheet included $1.8 million in current assets, $0.7 million in non-current assets and $0.5 million in current liabilities related to our Guatemala facility. We have classified these assets and liabilities on the balance sheet as held for sale.

      Additionally in the fourth quarter of 2003, we recorded a $1.7 million pre-tax charge ($1.7 million after tax) primarily for legal expenses incurred in connection with the pending acquisition by Henkel.

2002 Special Items — Pre-Tax Gain of $3.8 million

      We recorded a net gain of $1.7 million ($0.9 million after-tax) associated with the sale of our Mexico manufacturing facility and the reversal of special item reserves established in 2001 and 2000 which were deemed no longer necessary. This was offset in part by a writedown of the carrying value of our Guatemala manufacturing facility. In addition, we recorded a $2.1 million gain ($2.0 million after tax) associated with the previously dissolved joint ventures for the reversal of reserves that were no longer required.

2001 Special Items — Pre-Tax Charge of $8.8 million

      On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico manufacturing facility. Excluding the $2.0 million Argentina portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $9.8 million ($8.3 million after-tax) during 2001. During 2001, we also recorded a $1.0 million pre-tax gain ($0.5 million after-tax) for the reversal of special item reserves established in 2000, which were deemed no longer necessary. The net charges of $8.8 million ($7.8 million after tax) recorded against Operating Income in 2001 consist of $8.4 million for manufacturing asset sales and writedowns, discontinued product inventories and other exit activities, as well as $0.3 million for selling, general and administrative expenses related to asset writedowns, severance and other exit costs.

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

      We expensed the $2.8 million cumulative currency translation adjustment related to our Mexico operations, which was previously recorded as a charge to other comprehensive income/(loss) in stockholders’ equity.

IT Outsourcing and SAP Implementation Project

      In July 2003, we entered into a seven-year information technology outsourcing agreement with Electronic Data Systems Corporation (“EDS”). Under this agreement, EDS will provide information technology infrastructure, support and management services. In addition, EDS, teaming with SAP, is leading a complete SAP software implementation for our enterprise operations, including the manufacturing, supply chain, finance, accounting and performance management environments, as well as customer relationship management.

      The implementation of SAP began in the third quarter of 2003 and currently is expected to be completed in the first quarter of 2005. As of December 31, 2003, we had incurred $12.1 million of the anticipated $35.5 million in total capital expenditures related to the project. Additionally, for the year ended December 31, 2003, we recognized $2.1 million in accelerated depreciation expense related to our current software system. In 2004, we will recognize an additional $5.4 million in accelerated depreciation expense.

      We expect capital and operating savings to total approximately $21 million over the term of the agreement with EDS, and anticipate realizing additional capital and operating savings relating to efficiencies gained through the use of the implemented SAP software.

Fiscal 2003 Compared With Fiscal 2002

      Net sales information for the businesses is set forth below:

	For the Year Ended
	December 31		Increase/(Decrease)

	2003	2002	Amount	Percentage

	(In millions)
Laundry Care	$489.9	$466.6	23.3	5.0%
Personal Care	380.7	367.8	12.9	3.5%
Food Products	194.1	185.3	8.8	4.7%
Air Fresheners	161.8	162.5	(0.7)	(0.4)%

Total Domestic Branded Segment	1,226.5	1,182.2	44.3	3.7%
Total International and Other Segment	118.4	100.0	18.4	18.4%

Total Company Net Sales	$1,344.9	$1,282.2	62.7	4.9%

      Laundry Care net sales increased due to continued higher volume sales of Purex liquid detergent, offset in part by a decline in sales of powder detergent and additives. The increase in Purex liquid detergent sales is due to growth in value brands as well as the current consumer preference for liquid detergent versus powder detergent products. We expect that this consumer preference will continue and will result in a continued decline in powder detergent sales. Personal Care net sales increased primarily due to new body wash and liquid hand soap products that were launched at the end of 2002. These sales were partially offset by a decline in bar soap sales driven by a growing consumer preference for body washes and liquid hand soaps. We expect that this consumer preference will continue and will result in a continued decline in bar soap sales. Food Products net sales were higher primarily as a result of strong sales of Armour branded products. Sales of Armour branded products were driven in large part by segment growth and increased promotions and distribution at dollar stores.

      Net sales in our International & Other segment increased primarily as a result of increased sales in Canada and in our branded commercial markets business. Canadian sales were led by higher sales of Purex liquid laundry detergent and foreign currency gains. Excluding foreign currency gains, the International & Other segment increased 13.6%.

      Our gross margin decreased 30 basis points to 37.2% from 37.5% in 2002. This decrease resulted from asset writedowns in 2003 versus gains on special items in 2002. Higher production volumes, manufacturing efficiencies and lower trade spending increased gross margin by 40 basis points.

      Selling, general and administrative expenses decreased $0.8 million, or 0.3%, due to lower employee performance-based compensation and advertising expenses. This reduction was partially offset by higher costs for research and development, higher legal and insurance costs and accelerated depreciation expense on our current software system due to the implementation of SAP.

      Interest expense decreased $4.2 million, or 14.2%, due to lower interest rates resulting from our current and previously terminated interest rate swaps.

      Our effective income tax rate on continuing operations in 2003 increased to 39.4% from 36.7% in 2002. This increase is primarily attributable to the net tax impact of 2003 special items, slightly higher state taxes, and nontaxable joint venture income in 2002. These increases were offset in part by higher tax benefits related to foreign sales in 2003.

Fiscal 2002 Compared With Fiscal 2001

      Net sales information for the businesses is set forth below:

	For the Year Ended
	December 31		Increase

	2002	2001	Amount	Percentage

	(In millions)
Laundry Care	$466.6	$402.9	$63.7	15.8%
Personal Care	367.8	352.9	14.9	4.2%
Food Products	185.3	179.5	5.8	3.2%
Air Fresheners	162.5	159.8	2.7	1.7%

Total Domestic Branded Segment	1,182.2	1,095.1	87.1	8.0%
Total International and Other Segment	100.0	94.2	5.8	6.2%

Total Company Net Sales	$1,282.2	$1,189.3	$92.9	7.8%

      Laundry Care sales increased primarily due to an increase in Purex liquid detergent, resulting from growth in value brands and a consumer preference for liquid detergent products versus powder detergent products Personal Care sales increased primarily due to the growth in body wash products offset in part by higher promotional spending on bar soap to defend against a new competitive entry. Sales in Food Products increased due to growth of Armour branded products, primarily Vienna sausage and chili, and private label products. Air Fresheners sales increased primarily due to the growth of Adjustables. This was offset in part by overall weakness in candle products, other air freshener products and the discontinuation of our One Touch electric scented oil products and Fresh Gels products.

      Net sales of our International & Other segment increased primarily as a result of increased sales in our branded commercial markets business and higher sales in Canada.

      Our gross margin improved 320 basis points to 37.5% from 34.3% in 2001. This improvement resulted from higher production volumes, manufacturing efficiencies, lower raw material costs and gains on special items in 2002 versus losses on special items in 2001. This was offset in part by higher promotional expenses.

      Selling, general and administrative expenses increased $15.2 million, or 6.2%, as a result of higher employee performance-based compensation and other employee benefits. This increase was offset in part by lower intangible amortization due to the implementation of SFAS No. 142 and the closure of our Mexico manufacturing facility.

      Interest expense decreased $6.9 million, or 18.7%, due to lower interest rates, as a result of our $250 million interest rate swaps, as well as lower average debt levels.

Non-Financial Key Performance Indicators

      Volume market share and dollar market share statistics are used by management in evaluating performance, developing new products and allocating and planning future marketing activities. These market share statistics are listed below for several of our key sales categories. The industry data contained below is derived from confidential reports published by AC Nielsen. AC Nielsen captures consumer purchases in U.S. Food and Drug stores plus Kmart and Target via scanners while consumer purchases from Wal-Mart are recorded by AC Nielsen’s Homescan program panelists. A substantial portion of our sales are to club and dollar stores and are not included in market share resources such as those provided by AC Nielsen and, as a result, are not reflected in the market share data set forth below. Market share volume of soap and detergent products are measured by ounces sold. Market share volume of air fresheners and canned meats are measured by units sold.

	Volume Market Share			Dollar Market Share

	2003	2002	2001	2003	2002	2001

Soap	19.9%	19.9%	19.4%	17.2%	17.5%	16.9%
Deodorant Bars	11.4	12.2	12.2	8.8	9.5	9.5
Skin Care Bars	0.9	0.9	0.9	1.0	1.0	1.1
Body Wash	2.7	2.2	1.7	3.5	3.2	2.6
Liquid Hand Soap	4.4	4.2	4.1	3.5	3.4	3.4
Laundry Detergent	14.9	13.7	11.8	9.4	8.6	7.6
Liquid	13.8	12.3	10.0	8.3	7.2	6.0
Powder	1.0	1.3	1.6	0.9	1.1	1.3
Zout Stain Removers	5.5	5.7	4.9	9.1	9.8	8.7
Air Fresheners	21.3	20.4	22.8	14.8	15.5	17.3
Instant Action	2.9	2.8	3.8	2.5	2.1	2.0
Solids	14.0	13.2	14.3	8.8	8.8	8.7
Electrics	3.4	2.7	2.1	1.6	1.6	2.7
Candles	0.7	1.1	2.0	1.5	2.3	3.4
Canned Meat	21.6	21.2	19.1	10.8	10.6	10.2
Heatables	2.4	2.2	2.2	2.2	2.1	2.1
Snackables	18.5	18.2	16.2	7.5	7.5	7.1

	Volume Category		Dollar Category
	Growth/(Decline)		Growth/(Decline)

	2003 vs. 2002	2002 vs. 2001	2003 vs. 2002	2002 vs. 2001

Soap	0.5%	0.7%	(0.9)%	0.6%
Deodorant Bars	(4.5)	(2.1)	(6.4)	(2.2)
Skin Care Bars	(1.3)	(1.9)	(1.7)	(1.0)
Body Wash	13.6	13.0	4.8	5.8
Liquid Hand Soap	2.4	1.5	0.1	1.8
Laundry Detergent	4.1	2.5	(0.6)	(0.9)
Liquid	9.1	6.6	5.7	4.0
Powder	(8.3)	(7.4)	(10.7)	(9.0)
Stain Removers	7.5	(1.9)	6.6	(3.5)
Air Fresheners	0.7	24.9	2.5	2.2
Instant Action	8.9	10.5	10.6	12.0
Solids	(1.9)	24.9	(12.1)	32.2
Electrics	(9.3)	76.9	(3.0)	6.6
Candles	(2.4)	(8.2)	6.0	(10.7)
Canned Meat	3.7	4.3	2.4	1.9
Heatables	2.1	1.3	1.3	1.5
Snackables	4.4	14.5	2.8	7.4

Financial Condition and Liquidity

      Our needs and access to funds are dependent on future operating results, as well as external economic and market conditions. Cash and cash equivalents and cash flow from operations are expected to be sufficient to meet our anticipated operating and capital expenditure requirements during the next year.

      In August 2003, our Board of Directors approved a 125% increase in our quarterly dividend rate, which increased the quarterly cash dividend from $0.04 per share to $0.09 per share. At the same time, our Board also authorized a repurchase of up to $100 million of our common stock over a two-year period. The repurchase program may be suspended at any time without notice. The timing of repurchases and the actual number of shares repurchased will depend upon market conditions, alternative uses of capital and other considerations. In August of 2003, we repurchased 31,500 shares of common stock at an average price of $19.52 per share. We do not plan to repurchase any additional shares prior to the completion of the pending Merger with Henkel.

      Net cash provided by operations in 2003 was $180.7 million versus $215.3 million in 2002 and $156.9 million in 2001. Cash flow from operations was down in 2003 primarily due to higher pension contributions of $57.0 million versus $13.1 million in 2002 and $6.0 million in 2001. This decrease was partially offset by lower working capital requirements and higher earnings. The increased contributions helped reduce the shortfall between our pension plan assets and projected pension liabilities. The increase in net cash provided by operations in 2002 was primarily due to an increase in net income and favorable tax benefits from the sale of our SPC business in 2001 and the pending sale of our Argentina business in 2002. Partially offsetting these benefits were higher receivables and inventory levels in support of higher sales. We anticipate that our cash flow from operations in the first quarter of 2004 versus 2003 will be lower due to decreased tax benefits from discontinued operations and our $10.0 million EEOC settlement.

      Net cash used in investing activities was $77.1 million in 2003 versus $37.3 million in 2002 and a source of cash of $12.2 million in 2001. The increase in cash used in investing activities in 2003 is primarily related to the funding of a benefit protection trust with $42.3 million in cash, in connection with the announcement of the pending Henkel transaction, and higher capital expenditures related to our SAP implementation project. The arrangements covered by the trust include Dial’s employee compensation agreements, including change in control agreements, employment agreements, supplemental pension plans, separation pay plans and annual incentive and sales incentive plans. These assets will be used solely to satisfy Dial’s obligations to its employees under these plans or, in the event of Dial’s bankruptcy or insolvency, the claims of Dial’s creditors.

      Capital expenditures were $44.5 million in 2003 versus $34.5 million and $28.6 million in 2002 and 2001, respectively. The increase in capital expenditures in 2003 is primarily related to our SAP implementation project. We expect capital expenditures in 2004 to be approximately $53 million. These expenditures will be concentrated primarily on equipment and information systems that provide opportunities to reduce manufacturing, logistic, and administrative costs or are required to maintain our existing facilities. There can be no assurance as to the quantity and the type of capital spending we may incur.

      Proceeds from the disposition of discontinued operations were $8.9 million in 2003 versus $2.0 million in 2002 and $8.0 million in 2001. We did not use any cash in 2003 for discontinued operations. In 2002 we used cash of $6.7 million for discontinued operations versus a source of cash of $31.4 million in 2001. Cash proceeds received in 2003 related to the sale of our discontinued Argentina business and the proceeds received in 2002 and 2001 related to the sale of our discontinued Specialty Personal Care business.

      Net cash used by financing activities was $0.6 million in 2003 versus net cash provided of $15.3 million in 2002 and net cash used of $146.9 million in 2001. Dividends were $24.5 million in 2003 versus $14.8 million and $14.6 million in 2002 and 2001, respectively. The quarterly dividend rate was $0.04 per share for each of the four quarters of 2002 and 2001. In 2003, the quarterly dividend rate was $0.04 per share in the first, second and third quarters and $0.09 in the fourth quarter. During 2003, we repurchased 31,500 shares for $0.6 million in common stock. We did not repurchase any shares of common stock in 2002 or 2001.

      At December 31, 2003, we had $311.3 million invested in short-term investment vehicles with low principal risk. The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments. The fair value of our Senior Notes is estimated based upon quoted market prices and was $492.2 million at December 31, 2003.

Capital Structure and Resources

      Total debt was $457.2 million at December 31, 2003 and $458.4 million at December 31, 2002. The decrease in total debt is due to the amortization of the fair market gain, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” associated with the termination of interest rate swaps entered into in 2001. Cash and cash equivalents, including restricted cash of $42.3 million, were $364.9 million at December 31, 2003 and $219.6 million at December 31, 2002. Our outstanding debt has interest rates ranging from 6.5% to 7.0% and matures in 2006 and 2008.

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

      At December 31, 2003, we were in compliance with all covenants under our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

      In January 2003, we entered into two interest rate swap contracts that effectively changed the interest rate on a portion of our Senior Notes from fixed to variable. We designated the swaps as fair value hedges. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS No. 133. The $200 million notional value of the interest rate swaps, which expire in September 2008, effectively converted approximately 45% of our total debt to variable interest rate debt. Under the interest rate swaps, we pay a variable rate of interest based on the 6-month LIBOR plus 278 basis points and receive a fixed interest rate of 6.5%. Variable interest rates are paid and reset semi-annually. The swaps expose us to the risk of changes in the LIBOR based interest rates. Each 50 basis point change in the swaps’ floating rate would change pre-tax interest expense by $1 million.

      In 2001, we entered into two interest rate swap contracts that effectively converted our $250 million 7% Senior Notes due in 2006 to floating rate debt. We designated the swaps as fair value hedges. In 2002, the swaps were terminated resulting in a net gain of $13.4 million. The gain is recorded with total reported debt and is being amortized as a reduction of interest expense over the remaining term of the $250 million

7% Senior Notes due in 2006. The amortization of the gain effectively reduces the interest rate on these notes to 5.6% annually.

      During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread that ranges from 0.475% to 1.125% depending on our current credit rating. The commitment fees paid for the facility also vary depending on our debt ratings. As of December 31, 2003, there were no amounts outstanding under our credit facility. Due to our pending acquisition by Henkel, we do not expect to renew the $100.0 million of commitments that expire in March 2004.

      Under our credit facility, we are required to maintain minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentina business and the Armour food business and the $43.3 million after-tax impairment charge taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. At December 31, 2003, we were in compliance with this requirement as our funded debt to EBITDA ratio was 1.61 to 1.0. Our credit facility also limits our ability to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and leaseback transactions, place liens on properties and complete certain acquisitions without our lenders’ consent.

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

      As a result of our pending acquisition by Henkel, we were not in compliance with the change in control covenant under our $200 million credit facility at December 31, 2003. We have entered into a temporary waiver agreement with our lenders until April 30, 2004 with respect to this event of default.

Commitments and Contingencies

      The following table outlines our future contractual financial obligations, in millions, as of December 31, 2003, due by period:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt(1)	$447.2	$—	$248.2	$199.0	$—
Operating leases, net of sublease income(2)	48.3	10.7	20.3	14.2	3.1
Unconditional purchase obligations(3)	11.6	11.4	0.2	—	—

Total contractual cash obligations	$507.1	$22.1	$268.7	$213.2	$3.1

(1)	Excludes the fair market value of our current and previously terminated interest rate swaps. See Note 11 to the consolidated financial statements included in this Form 10-K for additional information.

(2)	See Note 15 to the consolidated financial statements included in this Form 10-K for additional information concerning our operating leases.

(3)	Consists of obligations to purchase certain raw materials, which are expected to be used in the ordinary course of business.

      The following table outlines our other future commercial commitments, in millions, as of December 31, 2003, by the amount of commitment that expires per period:

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Standby letters of credit	$3.4	$3.4	$—	$—	$—
Other commercial commitments(1)	35.2	32.0	3.2	—	—

Total commercial commitments	$38.6	$35.4	$3.2	$—	$—

(1)	Includes expected commitments for our SAP implementation project, the EEOC settlement and other commercial commitments.

      In addition to the commitments described above, and as a result of our pending acquisition by Henkel, we will incur estimated change in control, financing and other transaction costs of approximately $109 million.

      We made contributions of $58.0 million to our pension plans (including supplemental payments made directly to retirees) and payments of $20.3 million for our other post-retirement plans in 2003, versus $15.1 million and $20.1 million, in 2002, respectively. Increased contributions to the pension plans were made in order to improve the funded status of the plans after several years of declines in the capital markets and in interest rates. Projected pension and other post-retirement obligations decreased $8.1 million to $489.2 million at December 31, 2003, as compared to $497.3 million at December 31, 2002. This decrease was primarily due to plan changes associated with our retiree medical plans. If our pension funding assumptions remain constant, we expect our total projected contributions to be $14.4 — $18.0 million over the next five years. Additionally, we expect to pay out approximately $90 million in post retirement benefits over the next five years.

New Accounting Pronouncements

      See Note 2 to the financial statements included in this Form 10-K for a description of the recent accounting pronouncements.

Factors That May Affect Future Results and Financial Condition

•	The failure of our stockholders to approve the Merger Agreement with Henkel or the occurrence of a termination event relating to the Merger Agreement resulting in our payment to Henkel of a termination fee could result in a substantial decrease in the price of our common stock and a significant reduction in our cash on hand.

      On December 14, 2003, we entered into the Merger Agreement. A special meeting of our stockholders to vote on the Merger Agreement is scheduled for March 24, 2004. The failure of our stockholders to approve the Merger Agreement could result in the substantial decrease in the price of our common stock. Also, the occurrence of a termination event relating to the Merger Agreement could, under certain circumstances, trigger a termination fee payment to Henkel in the amount of $110 million, which would significantly reduce our cash on hand.

•	We have developed and commenced sales of a number of new products, which, if they do not gain widespread customer acceptance or if they cannibalize sales of existing products, could harm our efforts to improve our financial performance.

      We have introduced a number of new products in the soap, detergent and air freshener categories. In addition, we have committed to increase development efforts in our core brands. The development and introduction of new products involve substantial research, development and marketing expenditures, which we may be unable to recoup if our new products do not gain widespread market acceptance or we do not execute product rollouts effectively. In addition, if our new products merely cannibalize sales of our existing products, our financial performance would be harmed.

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

      Currently, 95% of our sales are generated in U.S. markets. U.S. markets for consumer products are mature and characterized by high household penetration, particularly with respect to our most significant product categories, including detergents and bar soaps. We may not be able to succeed in implementing our strategies to increase domestic revenues. Our unit sales growth in domestic markets will depend on increasing usage by consumers, product innovation and capturing market share from competitors.

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

      Consumer products, particularly those that are value-priced, are subject to significant price competition. For example, at the beginning of 2004, we have experienced considerable increased competitive activity in the value segment of the laundry detergent market, particularly at Wal-Mart. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures and to maintain market share. Any reduction in our prices to respond to these pressures would harm our profit margins. In addition, if our sales volumes fail to grow sufficiently to offset any reduction in margins, our results of operations would suffer.

•	Providing price concessions or trade terms that are acceptable to our trade customers, or our failure to do so, could adversely affect our sales and profitability. In addition, reductions in inventory by our trade customers, including as a result of consolidations in the retail industry, could adversely affect our sales.

      Because of the competitive environment facing retailers, we face pricing pressure from these customers. Many of our trade customers, particularly our high-volume retail store customers, have increasingly sought to obtain pricing concessions and better trade terms. These concessions or terms could reduce our margins. Further, if we are unable to maintain price or trade terms that are acceptable to our trade customers, they could increase product purchases from our competitors, which would harm our sales and profitability. In addition, from time to time our retail customers have reduced inventory levels in managing their working capital requirements. Any reduction in inventory levels by our retail customers would harm our operating results. In particular, consolidation within the retail industry could potentially reduce inventory levels maintained by our retail customers, which could adversely impact our results of operations. Our performance is also dependent upon the general health of the economy and of the retail environment in particular and could be significantly harmed by changes affecting retailing and by the financial difficulties of our customers.

•	Loss of our principal customers could significantly decrease our sales and profitability.

      Our top ten customers accounted for 57%, 57% and 54% of net sales in 2003, 2002 and 2001, respectively. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 28% of net sales in 2003, 28% of net sales in 2002, and 25% of net sales in 2001. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers could harm our sales and profitability.

•	Price increases in certain raw materials or energy costs could erode our profit margins, which would harm our operating results.

      Increases in the prices of certain raw materials or increases in energy costs could significantly impact our profit margins. Paper, fats and oils, chemicals, resin and meat have the most significant impact on our costs. Tallow (a key ingredient in Dial bar soaps) has experienced price fluctuations within the range of $0.09 and $0.26 per pound from January 1, 1998, to December 31, 2003. Recently, the price of tallow has been trading around the high-point of this historical range. Due to recent world events, including outbreaks of bovine spongiform encephalopathy (BSE), commonly known as “mad cow disease,” in both the United States and other countries, the price of beef also has experienced significant fluctuations. The average price per pound of beef rose to $0.43 in 2003 versus $0.40 in 2002 and is expected to continue to rise in 2004. If prices increase further, we may not be able to increase the prices of our Dial bar soaps to offset these increases. Moreover, in light of recent world events, crude oil, natural gas and energy costs are increasing and these increases could adversely impact our profit margins and operating results in 2004.

•	Our failure to secure sufficient supplies of tallow could harm our operating results. Also, implementation of new public health measures may result in future shortages, in the supply of useable tallow, which could harm our operating results.

      Tallow is a key ingredient in our bar soaps. Our current supply of tallow and supplies of tallow in the U.S. generally are at low levels. If we are unable to secure sufficient supplies of tallow, we will need to reformulate our bar soap products with substitute ingredients, which could harm our operating results to the extent these substitute ingredients cost more than tallow. If we are not able to reformulate with substitute ingredients before our tallow supply is depleted, we would not be able to manufacture bar soap products and would lose sales, which also would harm our operating results.

      In late January 2004, the Secretary of the U.S. Department of Health and Human Services announced new public health measures that the U.S. Food and Drug Administration may implement to significantly strengthen existing safeguards against BSE. If implemented, these measures would prohibit certain specific sources for the type of tallow currently used in our bar soap manufacturing, which will likely result in shortages in the supply of usable tallow. Shortages, in turn, will likely result in significantly higher prices. Additionally, some portion of our tallow inventory could be rendered unusable. In addition, because our competitors use less tallow in their bar soap products, increases in tallow prices would adversely impact us more than our competitors.

•	We rely on single sources for some of our products and if our suppliers were unable to produce products for us for an extended period of time it could have a material adverse effect on our financial condition and operating results.

      We rely on single sources for some of our products. For example, we currently rely on a single company-owned plant to manufacture our Dial bar soap and a single supplier for Purex liquid laundry detergent bottles. If any of our single sources were unable to produce products for us for an extended period of time, it could have a material adverse effect on our financial condition and operating results.

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

•	The failure to timely implement SAP as our enterprise software system or the unsuccessful implementation of the SAP could adversely impact our operating results.

      We commenced implementation of SAP in the third quarter of 2003. We currently expect the implementation to be completed within the next 15 months. However, there can be no assurance that SAP will be implemented on a timely basis or that it will be implemented successfully. If the implementation of SAP is not completed on a timely basis or if it is not successful, we could experience delays in business dealings with our customers and suppliers, such as processing orders, which may adversely impact our relationships with customers and suppliers. In addition, delays or difficulties in implementing SAP could increase our expected costs. Delays or difficulties such as those described above could adversely impact our operating results.

•	We may incur unexpected expenses due to environmental, health or safety matters.

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we currently do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims or liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act. We only have one site that is currently active and we have executed a consent decree to settle our liability with respect to that site and are awaiting final court approval. In addition, in 1999 and in prior years we used nonlyphenol ethoxylate as an ingredient in our liquid and powder detergent products and we continue to use it as an ingredient in our Zout stain remover products. We are in the process of reformulating our Zout stain remover products to eliminate the use of nonlyphenol ethoxylate. Certain environmental and regulatory groups have raised concerns regarding the toxicity of compounds produced from nonlyphenol ethoxylate. We believe our reserves are adequate, but these costs are difficult to predict with certainty.

•	Loss of key managerial personnel could negatively impact our operations.

      Our operation requires managerial expertise. Of our current key personnel, only our chief executive officer and our new senior vice president of research and development have employment contracts that are not conditioned on the closing of the Merger with Henkel. We cannot be assured that any of our key employees will remain employed by us. If we lose any of our key personnel, our business could suffer.

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

      Our use of financial instruments is limited to purposes other than trading and primarily includes management of interest and commodity expense. We may use financial instruments for the management of interest rates, foreign currency or other risks in the future.

Interest Rate Risk

      At December 31, 2003, we had $447.2 million in long-term debt outstanding, comprised of $200 million ($199.0 million net of issue discount) of 6.5% Senior Notes due 2008, and $250 million ($248.2 million net of issue discount) of 7.0% Senior Notes due 2006. Our senior notes have fixed interest rates to maturity.

      In January 2003, we entered into two interest rate swap contracts that effectively changed the interest rate on a portion of our Senior Notes from fixed to variable. The total notional value of the interest rate swaps that expire in September 2008 is $200 million, effectively converting 45% of our total debt to variable interest rate debt. Under the terms of the swaps, we pay a variable rate of interest based on the 6-month LIBOR plus 278 basis points and receive a fixed interest rate of 6.5%. Variable interest rates are paid and reset semi-annually, in March and September. The six-month LIBOR rate on September 15, 2003 was 1.18%. The swaps expose us to the risk of changes in LIBOR based interest rates. Each 50 basis point change in the swaps’ floating rate would change our pre-tax interest expense by $1 million.

      At the time of the issuance of the $250 million 7% Senior Notes due 2006, we entered into two interest rate swaps, which together were designated as fair value hedges of that issue. The interest rate swaps had a total notional amount of $250 million. In August of 2002, the interest rate swaps were terminated and we received a payment of $13.4 million. The gain on the termination of the swaps was deferred and is classified as a part of long-term debt. The deferred gain is being amortized over the remaining term of the $250 million 7% Senior Notes as a reduction of interest expense. The amortization of the gain on the terminated swaps effectively reduces the fixed rate of the $250 million 7% Senior Notes to approximately 5.6% annually.

      We are currently investing our accumulated cash balance in a variety of short-term investment vehicles with low principal risk. The weighted average yield on the invested cash at December 31, 2003 was 1.28%. Each 50 basis point change in the yield on the invested cash would result in an approximate $1.5 million change in the other expenses, net line on our income statement.

Foreign Currency

      We are currently exposed to risks from fluctuations in the U.S. Dollar/ Canadian Dollar foreign currency exchange rate. At December 31, 2003, one U.S. Dollar was worth 1.3 Canadian Dollars. For the year ended December 31, 2003, the U.S. Dollar/ Canadian Dollar exchange rate fluctuated between 1:1.6 and 1:1.3. If there were a 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar from those at December 31, 2003, the foreign currency gain or loss would be immaterial.

Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. In 2003, participants could defer a portion of their compensation into a combination of Dial stock units or various cash accounts. For deferrals made into stock units, deferred compensation due to participants is included on the balance sheet in stockholders’ equity under the caption “Unearned employee benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The trust is also included on the balance sheet in stockholders’ equity under the caption “Unearned employee benefits”.

      For deferrals into cash accounts, deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the captions “Post-retirement and other employee benefits” and “Other liabilities”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have a cash surrender value that accrues tax-free earnings largely based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses are included on the balance sheet as an asset under the caption “Pension and other assets”.

      Participants in the deferred compensation plans are not presently able to defer any portion of their compensation into Dial stock units, due to the pending Merger with Henkel. However, they will continue to be able to defer into cash accounts.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements as of December 31, 2003, and for each of the fiscal years in the three-year period ended December 31, 2003, together with related notes and the report of Deloitte & Touche LLP are set forth on the following pages.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of

Directors of The Dial Corporation:

      We have audited the accompanying consolidated balance sheets of The Dial Corporation and subsidiaries (the “Company”) as of December 31, 2003, and 2002, and the related consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Dial Corporation and subsidiaries as of December 31, 2003, and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with indefinite lives as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 2, 2004

THE DIAL CORPORATION

CONSOLIDATED BALANCE SHEET

	As of December 31

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$322,537	$219,554
Restricted cash	42,316	—
Receivables, less allowance of $845 and $1,256	77,089	88,466
Inventories	141,937	131,508
Deferred income taxes	11,878	23,255
Income tax receivable	—	7,901
Current assets of discontinued operation	—	18,547
Current assets held for sale	1,795	—
Other current assets	8,629	7,605

Total current assets	606,181	496,836
Property and equipment, net	217,114	220,792
Deferred income taxes	11,522	57,012
Goodwill	312,528	312,678
Other intangibles, net	54,191	51,070
Non-current assets of discontinued operation	—	2,226
Non-current assets held for sale	702	—
Pension and other assets	62,018	9,125

Total Assets	$1,264,256	$1,149,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$93,311	$94,187
Income taxes payable	15,858	—
Current liabilities of discontinued operation	—	13,512
Current liabilities held for sale	497	—
Other current liabilities	150,193	161,217

Total current liabilities	259,859	268,916
Long-term debt	457,171	458,393
Post-retirement and other employee benefits	234,481	267,225
Other liabilities	5,480	6,207

Total liabilities	956,991	1,000,741

Commitments and contingencies (Notes 15 and 19)	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized; 108,120,795 and 106,372,531 shares issued	1,081	1,064
Additional paid-in capital	478,814	436,262
Retained income	110,194	8,835
Accumulated other comprehensive loss	(10,078)	(32,350)
Unearned employee benefits	(54,484)	(48,103)
Treasury stock, 10,987,984 and 10,910,433 shares held	(218,262)	(216,710)

Total Stockholders’ Equity	307,265	148,998

Total Liabilities and Stockholders’ Equity	$1,264,256	$1,149,739

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31

	2003	2002	2001

	(In thousands, except per share data)
Net sales	$1,344,858	$1,282,231	$1,189,332
Costs and expenses:
Cost of products sold	837,192	803,696	772,810
Special charges (income) from manufacturing asset sales and writedowns, discontinued product inventories and other exit activities	7,403	(1,707)	8,424

Total cost of products sold	844,595	801,989	781,234

Selling, general and administrative expenses	259,108	259,900	244,695
Special charges from asset writedowns, severance and other exit costs	—	—	330

Total costs and expenses	1,103,703	1,061,889	1,026,259

Operating income	241,155	220,342	163,073
Interest expense	(25,676)	(29,922)	(36,797)
Other expenses, net	(9,535)	(10,333)	(11,193)
Income from Dial/ Henkel joint ventures	—	2,086	2,990
Other special charges	(1,654)	—	—

Income from continuing operations before income taxes	204,290	182,173	118,073
Income taxes	(80,536)	(66,939)	(43,765)

Income from continuing operations	123,754	115,234	74,308
Discontinued operations:
Loss from operation of discontinued Specialty Personal Care segment, net of income tax	—	—	(3,691)
Adjustment to loss/(loss) on disposal of discontinued Specialty Personal Care segment, net of income tax	—	3,783	(198,403)
Income/(loss) from operation of discontinued Argentina business, net of income tax	—	3,582	(4,465)
Adjustment to loss/(loss) on disposal of discontinued Argentina business, net of income tax	2,150	(62,399)	—

Total income/(loss) from discontinued operations	2,150	(55,034)	(206,559)

Cumulative effect of the change in accounting principle, net of tax	—	(43,308)	—

NET INCOME/(LOSS)	$125,904	$16,892	$(132,251)

Basic net income/(loss) per common share:
Income from continuing operations	$1.32	$1.25	$0.81
Income/(loss) from discontinued operations	0.02	(0.60)	(2.26)
Effect of change in accounting principle	—	(0.47)	—

NET INCOME/(LOSS) PER SHARE — BASIC	$1.34	$0.18	$(1.45)

Diluted net income/(loss) per common share:
Income from continuing operations	$1.29	$1.22	$0.81
Income/(loss) from discontinued operations	0.02	(0.58)	(2.24)
Effect of change in accounting principle	—	(0.46)	—

NET INCOME/(LOSS) PER SHARE — DILUTED	$1.31	$0.18	$(1.43)

Weighted average basic shares outstanding	93,968	92,359	91,451
Weighted average equivalent shares	2,215	2,072	787

Weighted average diluted shares outstanding	96,183	94,431	92,238

NET INCOME/(LOSS)	$125,904	$16,892	$(132,251)
Other comprehensive income/(loss):
Foreign currency translation adjustment	1,346	60,806	(60,146)
Minimum pension liability adjustment, net of tax	20,926	(17,654)	(11,891)

Other comprehensive income/(loss)	22,272	43,152	(72,037)

COMPREHENSIVE INCOME/(LOSS)	$148,176	$60,044	$(204,288)

See Notes to Consolidated Financial Statements

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(In thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income/(loss)	$125,904	$16,892	$(132,251)
Adjustments to reconcile net income to net cash provided by operating activities:
Argentina business discontinued operation, net of tax	(2,150)	58,817	4,465
Specialty Personal Care segment discontinued operation, net of tax	—	(3,783)	202,094
Effect of change in accounting principle, net of tax	—	43,308	—
Depreciation	38,931	35,835	36,368
Amortization	190	129	7,438
Deferred income taxes	43,886	1,192	(2,367)
Special charges and asset writedowns	7,403	(1,707)	8,754
Tax benefits from employee stock option exercises	6,010	—	—
Change in operating assets and liabilities:
Receivables	11,377	(12,776)	26,747
Inventories	(10,429)	(9,478)	8,534
Trade accounts payable	(876)	3,630	(23,141)
Income taxes payable	23,778	68,895	(26, 456)
Pension contributions	(57,000)	(13,144)	(6,037)
Other assets and liabilities, net	(6,322)	27,461	52,727

Net cash provided by operating activities	180,702	215,271	156,875

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES:
Increase in restricted cash	(42,316)	—	—
Capital expenditures	(44,451)	(34,490)	(28,644)
Acquisition of businesses, net of cash acquired	—	(1,096)	(894)
Proceeds from disposition of discontinued operation	8,880	2,000	8,000
Investment in and transfers from discontinued operation	—	(6,731)	31,442
Proceeds from sale of assets	802	3,045	2,305

Net cash provided/(used) by investing activities	(77,085)	(37,272)	12,209

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Net change in debt resulting from interest rate swap termination	—	13,386	—
Decrease in short-term debt	—	—	(111,767)
Decrease in long-term debt	(2,488)	(332)	(23,930)
Common stock purchased for treasury	(616)	—	—
Dividends paid on common stock	(24,545)	(14,793)	(14,613)
Proceeds from stock option exercises	27,015	17,052	3,370

Net cash provided/(used) by financing activities	(634)	15,313	(146,940)

Effects of foreign exchange rate changes on cash	—	(2,068)	(226)

Net increase in cash and cash equivalents	102,983	191,244	21,918
Cash and cash equivalents, beginning of year	219,554	28,310	6,392

CASH AND CASH EQUIVALENTS, END OF YEAR	$322,537	$219,554	$28,310

See Notes to Consolidated Financial Statements.

THE DIAL CORPORATION

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional		Unearned		Other
			Paid-in	Retained	Employee	Treasury	Comprehensive
	Shares	Amount	Capital	Income	Benefits	Stock	Loss	Total

	(In thousands)
Balance, December 31, 2000	105,680	$1,057	$402,024	$153,600	$(45,128)	$(214,181)	$(3,465)	$293,907
Exercise of stock options			(1,381)		4,926	(175)		3,370
Dividends on common stock				(14,613)				(14,613)
Change in employee benefits	33		19,968		(15,340)	(1,126)		3,502
Net loss				(132,251)				(132,251)
Other comprehensive loss							(72,037)	(72,037)

Balance, December 31, 2001	105,713	1,057	420,611	6,736	(55,542)	(215,482)	(75,502)	81,878
Exercise of stock options	641	6	7,721		10,097	(772)		17,052
Dividends on common stock				(14,793)				(14,793)
Change in employee benefits	19	1	7,930		(2,658)	(456)		4,817
Net income				16,892				16,892
Other comprehensive income							43,152	43,152

Balance, December 31, 2002	106,373	1,064	436,262	8,835	(48,103)	(216,710)	(32,350)	148,998
Exercise of stock options	1,667	16	25,916		7,447	(354)		33,025
Common stock purchased for treasury						(616)		(616)
Dividends on common stock				(24,545)				(24,545)
Change in employee benefits	81	1	16,636		(13,828)	(582)		2,227
Net income				125,904				125,904
Other comprehensive income							22,272	22,272

Balance, December 31, 2003	108,121	$1,081	$478,814	$110,194	$(54,484)	$(218,262)	$(10,078)	$307,265

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business

      We manufacture and sell consumer products. We market our products primarily under such well-known household brand names as Dial® soaps, Purex® detergents, Renuzit® air fresheners and Armour® canned meats. These products are sold to consumers primarily though supermarkets, mass merchandisers, drug stores, membership club stores and other outlets. Approximately 95% of our business is in the United States.

      On December 14, 2003, we entered into an Agreement and Plan of Merger, by and among Henkel KGaA, a Kommanditgesellschaft auf Aktien (a partnership limited by shares) organized under the laws of the Federal Republic of Germany (“Henkel”) and Henkel Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Henkel (“Merger Sub”) and us (the “Merger Agreement”). Pursuant to the Merger Agreement, Henkel will acquire us through a merger of Merger Sub with and into us, with Dial surviving as a wholly-owned subsidiary of Henkel (the “Merger”). Upon the consummation of the Merger, each outstanding share of our common stock will be converted into the right to receive $28.75 in cash. The completion of the Merger is subject to the satisfaction or waiver of several conditions, including approval of the Merger by our stockholders and other customary conditions to the closing. Subject to the satisfaction or waiver of these conditions, we expect to complete the Merger in March 2004. A special stockholder meeting to approve the Merger Agreement is scheduled for March 24, 2004. Stockholders of record as of the close of business on February 17, 2004 are entitled to be present and vote at this special meeting.

      In 2003, we completed the sale of our Argentina business and in 2001 we completed the sale of our Specialty Personal Care (“SPC”) business. The accompanying financial statements have been prepared to reflect our historical financial position and results of operations and cash flows as adjusted for the reclassification of these businesses as discontinued operations. Historical results of operations, the loss on the related sales, and the subsequent adjustments to the losses on disposal are reported as discontinued operations in the accompanying consolidated financial statements.

Note 2.	Significant Accounting Policies

      Principles of Consolidation. The accompanying consolidated financial statements include the accounts of The Dial Corporation and all majority-owned subsidiaries. Prior to our assumption of Henkel’s interest in Dial/ Henkel LLC’s operations in the second quarter of 2002, we accounted for our investment in the Dial/ Henkel LLC joint venture and our prior investment in the Dial/ Henkel Mexico joint venture under the equity method of accounting. Intercompany transactions and profits have been eliminated in consolidation.

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

      Major Customers. Wal-Mart, including its affiliate Sam’s Club, was our largest customer, accounting for 28%, 28%, and 25% of net sales in 2003, 2002 and 2001, respectively. The loss of or a substantial decrease in the volume of purchases by Wal-Mart or any of our other top customers could harm our sales and profitability.

      Net sales to the food and mass channels represented 77.2%, 78.7%, and 79.0% of our domestic sales in 2003, 2002 and 2001, respectively.

      Marketing and Research and Development Costs. All expenditures for marketing and research and development are charged against earnings in the period incurred and are reported in the statement of consolidated operations under the caption “Selling, general and administrative expenses”. Our total research and development expenditures were approximately $19.0 million, $16.2 million and $14.3 million in 2003, 2002 and 2001, respectively. Marketing costs include the costs of advertising and various consumer-related marketing programs.

      Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

      Restricted Cash. In connection with the announcement of our pending Merger Agreement, we funded a benefit protection trust with $42.3 million, which has been recorded as restricted cash on our balance sheet. The arrangements covered by the trust include our employee compensation agreements, including change in control agreements, employment agreements, supplemental pension plans, separation pay plans and annual incentive and sales incentive plans. These assets will be used solely to satisfy our obligations to our employees under these plans or, in the event of our bankruptcy or insolvency, the claims of our creditors.

      Inventories. Inventories are stated at the lower of cost (first in, first out and average cost methods) or market.

      Long-Lived Assets with Definite Lives. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we evaluate the recoverability of property and equipment and intangibles held for use with definite lives comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques.

      Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings	2% to 5%
Machinery and other equipment	5% to 33%
Leasehold improvements	Lesser of lease term or useful life

      Goodwill and Intangibles. Prior to 2002, goodwill that arose prior to November 1970 was not amortized, but other goodwill and intangibles with indefinite lives were amortized over useful lives ranging from 10 to 40 years. Effective January 1, 2002, all goodwill and other intangibles with indefinite lives ceased to be amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with indefinite lives are analyzed for impairment, on at least an annual basis, as required by applicable guidance.

      Other intangible assets with definite lives, including trademarks, patents and customer lists, are amortized on a straight-line basis over useful lives ranging from 10 to 40 years. Intangible assets with definite lives are analyzed for impairment, as required by SFAS No. 144.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under the provisions of SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS No. 142 also established a new method of testing goodwill for impairment. We adopted SFAS No. 142 effective January 1, 2002 and ceased the amortization of goodwill and intangibles with indefinite lives. Amortization expense of these items was $7.3 million ($0.05 per diluted share) in 2001. In addition, we recorded an impairment charge on our Argentina intangible assets from the change in accounting principle in the first quarter of 2002. The amount of this charge was $43.3 million after tax ($44.0 million pre-tax) and is included within the Cumulative effect of the change in accounting principle line on the statement of consolidated operations and comprehensive income/(loss).

      Net Income/(Loss) Per Common Share. Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents. Shares held by the Employee Equity Trust are not considered outstanding for net income/(loss) per share calculations until the shares are released from the Trust and transferred to an employee or transferred on behalf of an employee. In accordance with SFAS No. 128, “Earnings per share”, the same number of potential common shares used in calculating the diluted earnings per share for income from continuing operations is used in calculating all other reported diluted earnings per share amounts.

      At December 31, 2003, there were 108,120,795 shares of common stock issued and there were 97,132,811 shares outstanding, including shares held by the Employee Equity Trust. At December 31, 2003, and December 31, 2002, a total of 1,872,786 and 2,365,901, respectively, of the issued shares were held by the Employee Equity Trust. At December 31, 2003, and December 31, 2002, a total of 10,987,984 and 10,910,433 shares of common stock, respectively, were held in treasury.

      In addition to common stock, we are authorized to issue 10,000,000 shares of preferred stock, par value of $0.01 per share, none of which has been issued.

      Comprehensive Income. Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of comprehensive income included in our statement of consolidated operations and comprehensive income/(loss) are net income/(loss), foreign currency translation adjustments and additional minimum pension liability adjustments.

      Stock Options. We have two stock-based employee compensation plans, which are described in more detail in Note 14. We account for these plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Accordingly, no compensation cost has been recognized, as all options under the stock-based compensation plans had an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant. Awards under our plans vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	2003	2002	2001

	(In thousands)
Net income/(loss) as reported	$125,904	$16,892	$(132,251)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7,275)	(6,342)	(6,290)

Pro forma net income/(loss)	$118,629	$10,550	$(138,541)

Net income/(loss) per share-basic-as reported	$1.34	$0.18	$(1.45)

Pro forma net income/(loss) per share-basic	$1.26	$0.11	$(1.51)

Net income/(loss) per share-diluted-as reported	$1.31	$0.18	$(1.43)

Pro forma net income/(loss) per share — diluted	$1.23	$0.11	$(1.50)

      Derivative Financial Instruments. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and forward purchase contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of comprehensive income/(loss)), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

      Our use of financial instruments is limited to purposes other than trading and includes the management of interest rate risk. The financial impacts of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged. We may use financial instruments for the management of foreign currency, commodity expense or other risks in the future.

      Reclassifications. Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation.

New Accounting Pronouncements

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this revised statement retain the existing disclosure requirements of the original guidance in SFAS No. 132 and contain additional requirements for both annual and interim reporting. This revision also amends the disclosure requirements under APB Opinion No. 28, “Interim Financial Reporting”. The revised statement is effective for fiscal years ending and interim periods beginning after December 15, 2003. We have adopted the additional annual disclosure requirements as noted above.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires, among other things, the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The adoption of this Statement had no impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amended and refined certain characteristics of derivative instruments and hedges. The adoption of this Statement had no impact on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. We have no variable interest entities and do not believe that FIN No. 46(R) will impact our future financial results.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements relating to stock options under SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.” We have adopted and applied the disclosure-only provisions of SFAS No. 148 for 2003, and have elected to defer the voluntary adoption of the fair value method of accounting for stock-based employee compensation until it is required by the FASB.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This

Interpretation clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee and requires certain related disclosures. The adoption of this Statement had no impact on our financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 supersedes guidance established in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3 regarding certain exit and disposal costs. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections”. This statement rescinds SFAS No. 4 that required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Gains and losses from the extinguishment of debt will no longer be considered extraordinary. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement had no impact on our financial statements.

Note 3.	Special Items

2003 Special Items — Pre-Tax charge of $9.1 million

      In the fourth quarter of 2003, we decided to transfer production of our translucent soap manufacturing operations in Guatemala to our plant in Aurora, Illinois. We expect to complete this move during the third quarter of 2004. We are currently seeking a buyer for our operations in Guatemala. As a result of this decision, we recorded an impairment charge of $7.4 million and income tax expense of $2.2 million during the fourth quarter to write down the book value of those assets, primarily property and equipment, to the estimated net realizable value of $2.0 million. As of December 31, 2003, our consolidated balance sheet included $1.8 million in current assets, $0.7 million in non-current assets and $0.5 million in current liabilities related to our Guatemala facility. We have classified these assets and liabilities on the consolidated balance sheet as held for sale.

      Additionally in the fourth quarter of 2003, we recorded a $1.7 million pre-tax charge ($1.7 million after tax) primarily for legal expenses incurred in connection with the pending acquisition by Henkel. See Note 1 in this Form 10-K for further details regarding this acquisition.

2002 Special Items — Pre-Tax Gain of $3.8 million

      We recorded a net gain of $1.7 million ($0.9 million after-tax) associated with the sale of our Mexico manufacturing facility and the reversal of special item reserves established in 2001 and 2000 which were deemed no longer necessary. This was offset in part by a writedown of the carrying value of our Guatemala manufacturing facility. In addition, we recorded a $2.1 million gain ($2.0 million after tax) associated with the previously dissolved joint ventures for the reversal of reserves that were no longer required.

2001 Special Items — Pre-Tax Charge of $8.8 million

      On August 30, 2001, we announced a special charge to consolidate manufacturing facilities in the United States and Argentina. In addition, in the third quarter of 2001 we incurred a special charge in connection with the closure of our Mexico manufacturing facility. Excluding the $2.0 million Argentina portion of the charge, which has been reclassified to discontinued operations, we recorded charges of $9.8 million ($8.3 million after-tax) during 2001. During 2001, we also recorded a $1.0 million pre-tax gain ($0.5 million after-tax) for the reversal of special item reserves established in 2000, which were deemed no longer necessary. The net charges of $8.8 million ($7.8 million after tax) recorded against Operating Income in 2001 consist of $8.4 million for manufacturing asset sales and writedowns, discontinued product inventories and other exit activities, as well as $0.3 million for selling, general and administrative expenses related to asset writedowns, severance and other exit costs.

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

      We expensed the $2.8 million cumulative currency translation adjustment related to our Mexico operations, which was previously recorded as a charge to other comprehensive income/(loss) in stockholders’ equity.

Note 4.	Discontinued Operations

      Argentina Operations. On June 30, 2003, we completed the sale of our discontinued Argentina business to an entity designated by Southern Cross Group, a private equity investor in Argentina. The transaction was structured as the sale of assets of Dial Argentina, S.A., which includes the stock of its two subsidiaries, Sulfargen, S.A. and The Dial Corporation San Juan, S.A. In December 2002, we recorded an after-tax loss of $62.4 million on the pending sale and classified our Argentina business as a discontinued operation. This primarily non-cash loss includes the reversal of $92.8 million in currency translation adjustments that had previously been recorded as a reduction of equity and an accrual for estimated exit and closing costs. This transaction also resulted in current tax benefits of approximately $61 million, which were utilized during 2003. During 2002, we recorded $3.6 million in net income ($6.8 million pre-tax) from operation of our discontinued Argentina business.

      Completion of the sale in 2003 resulted in higher cash proceeds and lower projected exit and closing costs than originally anticipated. Accordingly, in the second quarter of 2003, we recognized a $2.1 million after-tax ($3.4 million pre-tax) reduction in the previously recorded loss on the disposal of our discontinued Argentina business. Assets and liabilities of the discontinued Argentina business included in our consolidated financial statements as of December 31, 2002 were as follows:

2002

Cash and cash equivalents	$1,657
Receivables	3,988
Inventories	10,483
Other current assets	2,419

Current assets of discontinued operation	$18,547

Other non-current assets	2,226

Non-current assets of discontinued operation	$2,226

Trade accounts payable	13,512

Current liabilities of discontinued operation	$13,512

      The results of the discontinued Argentina business are as follows, in thousands:

	2003	2002	2001

Net sales	—	$52,258	$80,843
Operating income/(loss)	—	6,775	(4,540)
Tax benefit/(expense) from operations	—	(3,193)	75
Income/(loss) from operations, net of tax	—	3,582	(4,465)
Loss on disposal of Argentina, net of $61,017 tax benefit	—	$(62,399)	—
Adjustment to previously recorded loss on disposal of discontinued Argentina business, net of tax of $1,263	$2,150	—	—

      In the first quarter of 2002, we also recorded an after-tax impairment charge of $43.3 million for the Argentina business as a result of adopting SFAS No. 142, “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment. The impairment was calculated using a discounted cash flow model and was recorded in our Statement of Consolidated Operations and Comprehensive Income/(loss) as a Cumulative effect of the change in accounting principle and, therefore, is not included in operating income.

      The tax rates on the loss on disposal and the impairment charge in 2002 were 49.4% and 4.5%, respectively. These rates differ from the federal statutory rate in that no tax benefit was provided on the impairment charge related to nondeductible goodwill, which becomes fully deductible on the disposal of Dial Argentina. The combined tax rate for these related items was 36.9%.

      Specialty Personal Care. On August 28, 2001, we completed the sale of our SPC business. Businesses included in the sale segment consisted of a variety of skin, hair, bath, body and foot care products sold under the Freeman and Sarah Michaels brand names. The sale was in line with our strategy to fix or jettison under-performing businesses. As a result of the sale, we recorded an after-tax loss of $198.4 million related to the write-off of assets and to record an accrual for estimated exit costs. Proceeds from the sale were primarily used to repay debt. As a result of this transaction, we sold the stock of our wholly-owned subsidiary, Sarah Michaels, Inc., and the inventories, fixed assets and intangibles of the business, but retained the related receivables and liabilities arising on or prior to closing.

      As consideration for the sale, we received aggregate purchase price consideration of $12.0 million, which consisted of $8.0 million in cash and two subordinated promissory notes in the amount of $2.0 million each. On December 31, 2001, the $4.0 million in promissory notes had not been recorded by us because of uncertainties regarding the realizability of such amounts. In the first quarter of 2002, we entered into an agreement with the buyer of this business to resolve disputes that arose in connection with the sale. Under the terms of that agreement, we received full payment on one of these notes, forgave the other note and agreed to bear the cost of some disputed expenses. In the first quarter of 2002, we recorded the $2.0 million ($1.3 million after-tax) received as a reduction of the loss previously recognized on the sale of the business. In the fourth quarter of 2002, we further reduced the loss previously recorded on the disposal of the business by $4.0 million ($2.5 million after-tax) as a result of reversing certain exit cost accruals because of lower than expected costs associated with exiting the discontinued operation. At December 31, 2003, we still have approximately $13.0 million of accruals related to the discontinued business, primarily for future operating lease payments.

      Our loss on the sale included a current tax benefit of approximately $40.0 million, which was realized in 2001 and 2002. The loss on the sale is primarily comprised of the write-off of goodwill and inventories. In addition, the sale resulted in approximately $52.3 million in capital losses for which no tax benefits were provided. In the second quarter of 2003, we utilized $0.7 million of these capital losses. We will realize additional tax benefits on these capital losses only to the extent that we generate capital gains before December 31, 2006.

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

      In the third quarter of 2000, the Dial/ Henkel LLC joint venture discontinued the operations of Purex Advanced Laundry detergent and in the third quarter of 2001, discontinued the Custom Cleaner home dry cleaning business.

      In the second quarter of 2002, Henkel received certain intellectual property rights related to the former Custom Cleaner business in exchange for its interest in Dial/ Henkel LLC, which did not operate during 2002. We accounted for our investments in this joint venture under the equity method of accounting. During 2002, we recorded a $2.1 million gain related to lower than expected costs of the joint venture associated with exiting the discontinued Custom Cleaner business. During 2001, we recorded a $3.0 million gain from lower than expected marketing costs of the Custom Cleaner and Purex Advanced businesses and lower than expected costs of exiting the joint venture.

Note 6.	Inventories

      Inventories consisted of the following at December 31, in thousands:

	2003	2002

Raw materials and supplies	$37,340	$34,575
Work in process	5,898	8,515
Finished goods	98,699	88,418

	$141,937	$131,508

Note 7.	Property and Equipment

      Property and equipment consisted of the following at December 31, in thousands:

	2003	2002

Land	$4,324	$4,507
Buildings and leasehold improvements	78,179	79,081
Machinery and other equipment	433,696	423,423
Construction in progress	24,303	13,281

	540,502	520,292
Less accumulated depreciation	(323,388)	(299,500)

	$217,114	$220,792

Note 8.	Intangibles

      Intangibles subject to amortization consisted of the following at December 31, in thousands:

	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Patents	$3,142	$(279)	$2,863	$2,171	$(149)	$2,022
Other intangibles	900	(638)	262	900	(578)	322

Total	$4,042	$(917)	$3,125	$3,071	$(727)	$2,344

      Intangibles not subject to amortization consisted of the following at December 31, in thousands:

	2003	2002

Goodwill	$312,528	$312,678
Trademarks	39,766	39,426
Pension related intangibles	11,300	9,300

	$363,594	$361,404

      In connection with the implementation of SFAS No. 142, effective January 1, 2002, we ceased amortizing our intangible assets with indefinite lives. Amortization expense, net of tax, was approximately $5.1 ($7.3 million pre-tax) million in 2001, or $0.05 per diluted share. Accordingly, net loss and net loss per diluted share, excluding this amortization expense, would have been $127.2 million or $1.38 per diluted share in 2001. For the year ended December 31, 2003 amortization of intangibles with definite lives was $0.2 million and is not expected to materially change in the near future.

      Effective January 1, 2002, we recorded a $43.3 million after-tax impairment ($44.0 million pre-tax) to intangibles as a result of implementing SFAS No. 142. See Note 4 for further discussion of this impairment charge.

Note 9.	Other Assets

      Other assets consisted of the following at December 31, in thousands:

	2003	2002

Prepaid pension benefits	$50,317	$—
Cash surrender value	6,768	4,057
Unamortized debt expense	3,326	4,370
Other assets	1,607	698

	$62,018	$9,125

Note 10.	Other Current Liabilities

      Other current liabilities consisted of the following at December 31, in thousands:

	2003	2002

Accrued compensation	$48,214	$52,038
Accrued promotions and advertising	22,538	33,629
Employee benefit liabilities	18,868	17,790
Interest payable	14,607	15,037
Dividends payable	8,360	3,477
Other	37,606	39,246

	$150,193	$161,217

Note 11.	Debt

      Long-term debt consisted of the following at December 31, in thousands:

	2003	2002

$250 million 7.0% Senior Notes due 2006, net of issue discount	$248,152	$247,460
$200 million 6.5% Senior Notes due 2008, net of issue discount	198,995	198,785

Total long-term debt	447,147	446,245
Fair market value of interest rate swaps entered into in January 2003	1,266	—
Deferred gain on interest rate swaps terminated in August 2002	8,758	12,148

Reported long-term debt	$457,171	$458,393

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

      At December 31, 2003, we were in compliance with all covenants under our $250 million of 7.0% Senior Notes due 2006 and our $200 million of 6.5% Senior Notes due 2008.

      In January 2003, we entered into two interest rate swap contracts that effectively changed the interest rate on a portion of our Senior Notes from fixed to variable. We designated the swaps as fair value hedges. Accordingly, the fair value of the swaps was recorded as an asset and the carrying value of the underlying debt was increased by an equal amount in accordance with SFAS No. 133. The $200 million notional value of the interest rate swaps, which expire in September 2008, effectively converted approximately 45% of our total debt to variable interest rate debt. Under the interest rate swaps, we pay a variable rate of interest based on the 6-month LIBOR plus 278 basis points and receive a fixed interest rate of 6.5%. Variable interest rates are paid and reset semi-annually. The swaps expose us to the risk of changes in the LIBOR based interest rates. Each 50 basis point change in the swaps’ floating rate would change pre-tax interest expense by $1 million.

      In 2001, we entered into two interest rate swap contracts that effectively converted our $250 million 7.0% Senior Notes due in 2006 to floating rate debt. We designated the swaps as fair value hedges. In 2002, the swaps were terminated resulting in a net gain of $13.4 million. The gain is recorded with total reported debt and is being amortized as a reduction of interest expense over the remaining term of the $250 million 7.0% Senior Notes due in 2006. The amortization of the gain effectively reduces the interest rate on these notes to 5.6% annually.

      During the first quarter of 2003, we renewed the $100 million short-term commitment portion of our $200 million revolving credit facility until March 2004. The remaining $100 million long-term portion of our credit facility, due in March 2005, has remained unchanged. The credit facility requires us to pay commitment fees to the lenders. Borrowings under the facility bear interest at our option, at the banks’ prime rate or LIBOR plus a credit spread that ranges from 0.475% to 1.125% depending on our current credit rating. The commitment fees paid for the facility also vary depending on our debt ratings. As of December 31, 2003, there were no amounts outstanding under our credit facility. Due to our pending acquisition by Henkel, we do not expect to renew the $100.0 million of commitments that expire in March 2004.

      Under our credit facility, we are required to maintain minimum net worth of $100 million plus 50% of net income (if positive) earned from the date of the facility. For purposes of calculating our minimum net worth, we exclude foreign currency translation gains or losses, gains or losses relating to any sale or other disposition of our Argentina business and the Armour food business and the $43.3 million after-tax impairment charge taken in the first quarter of 2002 for Argentina. We also are limited to a maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of 3.0 to 1.0. At December 31, 2003, we were in compliance with this requirement as our funded debt to EBITDA ratio was 1.61 to 1.0. Our credit facility also limits our ability to incur additional unsecured indebtedness, sell, lease or transfer assets, enter into sale and leaseback transactions, place liens on properties and complete certain acquisitions without our lender’s consent.

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

      As a result of our pending acquisition by Henkel, we were not in compliance with the change in control covenant under our $200 million credit facility at December 31, 2003. We have entered into a temporary waiver agreement with our lenders until April 30, 2004 with respect to this event of default.

      Interest expense incurred in 2003, 2002 and 2001 was, in thousands, $25,676, $29,922 and $36,797, respectively. Interest paid to lenders net of amounts received on our interest rate swaps in 2003, 2002 and 2001 was, in thousands, $27,274, $29,890 and $37,071, respectively.

      The fair value of our Senior Notes was, in thousands, $492,203 and $477,687 at December 31, 2003 and 2002, respectively.

Note 12.	Income Taxes

      The following table presents the U.S. and international components of income from continuing operations before income taxes and the provision/(benefit) for income taxes, for the years ended December 31:

	2003	2002	2001

Income from continuing operations before income taxes:
United States	$208,581	$177,878	$121,971
International	(4,291)	4,295	(3,898)

Income from continuing operations before income taxes	$204,290	$182,173	$118,073

Provision/(benefit) for income taxes:
Current Tax Expense:
U.S. federal	$31,056	$55,851	$40,090
U.S. state & local	2,000	7,523	6,426
International	3,594	2,373	(384)

Subtotal	36,650	65,747	46,132

Deferred Tax Expense:
U.S. federal	36,881	1,548	13
U.S. state & local	6,889	78	(2,394)
International	116	(434)	14

Subtotal	43,886	1,192	(2,367)

Provision for income taxes	$80,536	$66,939	$43,765

      Income tax paid/(refunds) in 2003, 2002 and 2001 amounted to, in thousands, $8,884, $2,274, and $(7,316) respectively.

      The following table presents a reconciliation of the statutory U.S. federal income tax rate to our effective tax rate on continuing operations, for the years ended December 31:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.8	2.6	2.2
Impact of foreign tax rates	2.5	0.2	(0.9)
Foreign sales exclusion	(0.5)	(0.2)	(0.6)
Other, net	(0.4)	(0.9)	1.4

Effective income tax rate	39.4%	36.7%	37.1%

      The following table presents the components of deferred income tax assets and liabilities from continuing operations at December 31:

	2003	2002

Deferred income tax assets:
Pension and other employee benefits	$54,546	$73,382
Reserves, accruals and other	17,292	36,730
Deferred state income taxes	—	7,859
Capital and net operating loss carryforwards	19,103	27,039
Valuation allowance	(19,103)	(19,368)

Total deferred tax assets	$71,838	$125,642

Deferred income tax liabilities:
Property, plant and equipment	$47,596	$45,375
Deferred state income taxes	842	—

Total deferred tax liabilities	$48,438	$45,375

      SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowance from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to utilization of the deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

      At December 31, 2002, we had a full valuation allowance for $19.4 million of deferred tax assets related to a $52.3 million capital loss from the sale of the Specialty Personal Care business. In 2003, we utilized $0.7 million of that capital loss. The remaining $51.6 million capital loss can only be utilized to offset future net capital gains, and will expire on December 31, 2006. As of December 31, 2003, we continue to maintain a full valuation allowance against the remaining $19.1 of potential future tax benefits relating to the capital loss carryforward, and we will to continue to maintain a full valuation allowance on those potential future tax benefits until it is more likely than not that the capital losses will be utilized.

      U.S. Income tax is not provided when foreign earnings are indefinitely reinvested in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes, Special Areas”. We determine whether our foreign subsidiaries have invested or will invest a significant portion of their undistributed earnings indefinitely. We reassess our determination on a periodic basis. Changes to our determination may be warranted based on our experience as well as plans regarding future international operations, and expected tax remittances. Changes in the determination from period to period are included in our tax provision in the period of change. As a result of the net asset impairment on our Guatemalan manufacturing facility and management’s decision to transfer operations to the United States, we determined that the accumulated earnings of those operations were no longer indefinitely reinvested. As of December 31, 2003 and December 31, 2002 we had not provided for any U.S. taxes on approximately $1.0 million and $14.0 million, respectively, of undistributed earnings from our non-U.S. subsidiaries since these earnings are indefinitely reinvested.

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

      The following tables provide information on the status of the plans at December 31, in thousands:

	2003	2002

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$249,056	$216,349
Service cost	6,286	5,924
Interest cost	17,049	16,094
Plan amendments	3,172	2,356
Actuarial loss	17,029	20,438
Benefits paid	(13,155)	(12,105)

Projected benefit obligation at end of year	$279,437	$249,056

Change in Plan Assets:
Fair value of plan assets at beginning of year	$159,380	$154,659
Actual return on plan assets	26,820	1,771
Company contributions	58,043	15,055
Benefits paid	(13,155)	(12,105)

Fair value of plan assets	$231,088	$159,380

Reconciliation of Funded Status:
Funded status	$(48,349)	$(89,676)
Unrecognized transition obligation	—	(16)
Unrecognized prior service cost	8,345	6,026
Unrecognized actuarial loss	78,234	70,965

Accrued pension cost	$38,230	$(12,701)

      The weighted-average assumptions below were used to measure the benefit obligations as of December 31, 2003 and 2002.

	2003	2002

Assumptions:
Discount rate	6.25%	6.75%
Salary increase rate	4.50%	4.50%
Amounts Recognized in the Consolidated Balance Sheet:
Prepaid pension cost	$50,317	$5,658
Accrued benefit liability	(12,087)	(18,359)
Additional minimum liability	(25,258)	(57,142)
Intangible Asset	11,300	9,301
Equity — Accumulated other comprehensive loss, pre-tax	13,958	47,841

Net amount recognized	$38,230	$(12,701)

      We use a measurement date of September 30 for our qualified pension plans.

      The pension plans, with accumulated benefit obligations in excess of plan assets, have projected benefit obligations, accumulated benefit obligations and fair values of plan assets as detailed below, in thousands:

	December 31

	2003	2002

Number of Plans	3	4
Projected benefit obligation	$77,867	$249,056
Accumulated benefit obligation	76,062	228,544
Fair value of plan assets	42,679	159,380

      The accumulated benefit obligation for all pension plans was, in thousands, $256,690, as of December 31, 2003 and $228,544, as of December 31, 2002.

      The expected employer contributions to plan trusts in 2004, in thousands, is $4,790. The employer contributions expected to be made directly to plan participants in the form of benefit payments in 2004, in thousands, is $1,077.

      The benefit payments expected to be paid from the pension plans for the years 2004 to 2013, reflecting expected future service, in thousands, are detailed below:

	2004	2005	2006	2007	2008	2009-2013

Expected benefits payments	$13,850	$14,763	$16,026	$16,806	$17,856	$105,586

      Components of the net periodic pension cost are summarized in the following table, in thousands:

	2003	2002	2001

Calculation of Net Periodic Pension Cost:
Service cost	$6,286	$5,924	$4,746
Interest cost	17,049	16,094	15,352
Expected return on plan assets	(18,082)	(16,812)	(17,601)
Amortization of:
Net transition obligation	(16)	(18)	(18)
Unrecognized past service cost	854	623	622
Actuarial loss/(gain)	1,024	221	(1,006)

Net periodic pension cost	$7,115	$6,032	$2,095

Other Comprehensive (Income)/ Loss, pre tax	$(33,883)	$27,813	$20,028

      The weighted-average assumptions listed below were used to measure the net periodic pension cost for the years ended, December 31:

	2003	2002	2001

Assumptions:
Discount rate for obligation	6.75%	7.25%	8.00%
Long-term rate of investment return	8.75%	9.00%	10.00%
Salary increase rate	4.50%	4.00%	4.00%

      The expected rate of return on plan assets was determined by taking an average of the actual rate of return on plan assets over the past seven years.

      The asset allocation for our pension plans at December 31, 2003 and 2002, and the target allocation for 2004, by asset category, is as follows:

		Percentage of
		Plan Assets at
	Target	December 31:
	Allocation
Asset Category	2004	2003	2002

Equity securities	60-72%	72%	51%
Debt securities	25-35%	27%	42%
Private equity	0-4%	1%	1%
Cash	0%	0%	6%

Total	100%	100%	100%

      At December 31, 2003 and 2002, the equity securities of the plans included 84,367 shares of common stock of the Company, valued at $2.4 million (1% of total plan assets) and $1.7 million (1% of total plan assets), respectively.

      Our investment strategy is designed to provide funding for the full satisfaction of our pension plan benefit liabilities, while at the same time minimizing our contributions to the Pension Trust. The investment strategy is the product of an analysis that considers the following factors: the expected investment returns of various asset classes, the expected volatility of those asset classes, the funded status of our pension plans, the timing and amount of future pension benefit payments, and economic variables (such as interest rates, inflation, etc.) that could impact any of these items.

      We have determined, with the assistance of a pension investment consultant and an actuarial consultant, that 75% to 80% of the pension trust assets can be invested in asset classes with higher expected returns and higher expected volatility such as domestic and international equities and private equity partnerships. The equity portion of the Pension Trust investment portfolio is designed to produce higher total investment returns over the long term, meeting longer-term pension benefit obligations while minimizing our required contributions. The remaining 20% to 25% of the pension assets are invested in asset classes such as U.S. fixed income securities that have a lower expected return, but lower expected volatility as well. The fixed income portfolio is designed to provide more stable returns so that the pension trust has satisfactory funding and liquidity to meet projected pension benefit payments over the next five to eight years.

      Defined Contribution Plans. We maintain two 401(k) defined contribution plans whereby employees can contribute up to 21% of their total pay. We contribute to these plans throughout the year. For the years ended December 31, 2003, 2002, and 2001, defined contribution plan expense was, in thousands, $5,844, $6,128 and $5,613, respectively.

      Multi-Employer Pension Plans. We participate in one multi-employer pension plan. For the years ended December 31, 2003, 2002, and 2001, our related costs were, in thousands, $1,639, $1,612 and $1,713, respectively.

Post-Retirement Benefits Other Than Pensions:

      We have defined benefit post-retirement plans that provide medical and life insurance for eligible employees, retirees and dependents. In addition, we retained the obligations for such benefits for eligible retirees of Armour and Company (sold in 1983).

      On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In accordance with the related FASB Staff Position No. 106-1, we have elected to defer recognition of this legislation until specific accounting guidance is available. Accordingly, our accumulated post retirement benefit obligations and post retirement benefit expense do not reflect the impact of this legislation. The issuance of specific authoritative guidance on accounting for the federal subsidy by the FASB is currently pending, and when issued, could require changes to previously reported information.

      We accrue post-retirement benefits other than pensions during the years that the eligible employees provide services. The status of the plans is as follows as of December 31, in thousands:

	2003	2002

Change in Benefit Obligation:
Benefit obligation at beginning of year	$248,260	$200,902
Service cost	2,038	1,648
Interest cost	15,445	15,051
Plan participants’ contributions	956	939
Amendments	(52,319)*	2,404
Actuarial loss	16,635	48,314
Benefits paid	(21,300)	(20,998)

Benefit obligation at end of year	$209,715	$248,260

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	20,344	20,059
Plan participants’ contributions	956	939
Benefits paid	(21,300)	(20,998)

Fair value of plan assets at end of year	$—	$—

Funded status	$(209,715)	$(248,260)
Unrecognized net loss	77,337	64,464
Unrecognized prior service cost	(63,464)	(13,666)

Accrued benefit cost	$(195,842)	$(197,462)

Amounts Recognized in the Consolidated Balance Sheet	$(195,842)	$(197,462)

*	Includes $37.2 million related to changes in our past practice of certain survivor benefit payments, which constituted an amendment to the substantive plan. The remaining $15.1 million resulted from a re-negotiation of post retirement benefits.

      We use a measurement date of December 31 for our post retirement benefit plans. Accordingly, the weighted-average assumptions below were used to measure the benefit obligations as of December 31, 2003 and 2002.

	2003	2002

Assumptions:
Discount Rate	6.25%	6.75%
Health care cost trend rate	10.00%	10.00%

      The assumed health care cost trend rate used to measure the accumulated post-retirement benefit obligation for retirees both above and below the age of 65 for 2004 is 10.0%, gradually declining to an ultimate rate of 5% in 2011.

      The benefits expected to be paid from the postretirement welfare plans for the years 2004 to 2008 are in thousands, $17,370, $17,794, $18,177, $18,390 and $18,411, respectively. The total benefit payments expected to be paid from the postretirement welfare plans for the years 2009 to 2013 are $88,839.

      Components of the net periodic benefit cost are summarized in the following table, in thousands:

	2003	2002	2001

Calculation of Net Periodic Benefit Cost:
Service cost	$2,038	$1,648	$1,295
Interest cost	15,445	15,051	14,458
Amortization of:
Unrecognized prior service cost	(2,520)	(2,458)	(2,534)
Actuarial loss	3,759	2,838	196

Net periodic benefit cost	$18,722	$17,079	$13,415

      The weighted-average assumptions listed below were used to measure the net periodic benefit cost for the years ended December 31:

	2003	2002	2001

Assumptions:
Discount rate for obligation	6.75%	7.25%	8.00%
Health care cost trend rate	10.00%	6.50%	10.00	%(1)

(1)	The health care cost trend rate used to measure the net periodic benefit cost in 2001 was 10% for eligible participants under age 65 and 12.5% for those over age 65.

      The assumed health care cost trend rate used to calculate the 2003 net periodic benefit cost was 10%, gradually declining to an ultimate rate of 5% in 2006.

      The 2003, 2002 and 2001 components of net periodic post retirement benefit cost reflect expense of approximately $12.9 million, $12.3 million and $10.8 million, respectively, incurred on the Armour employee benefit liabilities, which are included in “Other expenses, net” in the Statement of Consolidated Operations.

Effect of one-percentage-point change in assumed health care cost trend rates, in thousands:

	Increase	(Decrease)

Effect on the total of service and interest cost components	$1,686	$(1,442)
Effect on accumulated post-retirement benefit obligation	$19,418	$(16,673)

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

      We adopted The Dial Corporation Stock Incentive Plan in 1996 (“1996 Plan”), which is administered by the Executive Compensation Committee of our Board of Directors. Under the 1996 Plan, the aggregate number of shares of common and preferred stock covered by awards to any one individual cannot exceed 1,000,000 shares for any three-year period and no more than 9,600,000 shares are cumulatively available for options intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986 as amended (the “Code”). In 2003, the Plan was amended such that the maximum number of shares of stock that may be made the subject of awards granted under the Plan shall be 5 million shares, plus the number of shares subject to outstanding awards under the Plan as of June 27, 2003. The term of the options is 10 years for options granted in 2002 and prior. For options granted subsequent to 2002, the term of the options is 7 years. The Plan provides that options are generally to be granted at the market price on the date of grant; however, the Executive Compensation Committee may grant options at less than such market price. The 1996 Plan also authorizes the issuance of stock appreciation rights and restricted stock. During the year ended December 31, 2003, 50,000 shares of restricted stock were awarded.

      Under the 1996 Plan, options to purchase 3,147,249 shares were granted at the market price on the dates of grant during 2003. These options, which are all classified as “non-qualified options,” become one-third exercisable after one year, two-thirds exercisable after two years, and 100% exercisable after three years. The options expire after 10 years.

      During 2003, options to purchase 78,400 shares were also granted to non-employee members of the Board of Directors at the market price on the date of grant. The options issued are 50% exercisable after one year and 100% after two years. The options expire after 10 years.

      A summary of the status of our stock option plans as of December 31, 2003, and changes during the fiscal years 2001, 2002 and 2003, are presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2000	8,247,388	$16.29
Granted	4,647,366	13.72
Exercised	(311,583)	10.26
Canceled	(432,717)	18.57
Outstanding at December 31, 2001	12,150,454	15.41
Granted	397,256	19.58
Exercised	(1,182,706)	12.39
Canceled	(399,580)	17.51

Outstanding at December 31, 2002	10,965,424	15.81
Granted	3,225,649	18.02
Exercised	(2,082,696)	13.34
Canceled	(678,340)	18.60

Outstanding at December 31, 2003	11,430,037	16.72

Options exercisable at December 31, 2003	5,935,182	$14.27

      Tax benefits on options exercised are recorded as increases to additional paid-in capital and totaled $6.0 million, $3.3 million, and $0.1 million in 2003, 2002 and 2001, respectively.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Options	Life	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$7.31-$10.96	197,999	6.7	$10.87	197,999	$10.87
$10.97-$14.61	5,065,448	5.1	13.28	4,000,514	13.22
$14.62-$18.26	4,138,446	6.0	16.95	1,360,427	15.31
$18.27-$21.92	769,075	7.1	20.16	192,173	20.91
$21.93-$25.57	174,600	5.3	23.51	71,600	23.47
$25.58-$29.22	138,469	5.0	27.46	110,969	27.68
$29.23-$32.88	943,500	4.9	29.73	1,500	29.72
$32.89-$36.53	2,500	5.3	35.23	—	—

	11,430,037	5.6	$16.72	5,935,182	$14.27

      We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123 and the amendment of SFAS No. 148, our net income/(loss) and net income/(loss) per share would have been reduced to the pro forma amounts indicated below.

      Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model, and the estimated fair values are as follows.

	2003	2002	2001

Estimated fair value of options, per share	$5.18	$6.74	$3.99
Expected average risk-free interest rate	2.6%	3.8%	4.8%
Expected life in years	5.0	5.0	3.0
Expected volatility	33.0%	34.6%	35.6%
Expected dividend rate	1.4%	0.8%	0.3%

	2003	2002	2001

	(in thousands)
Net income/(loss) as reported	$125,904	$16,892	$(132,251)

Pro forma net income/(loss)	$118,629	$10,550	$(138,541)

Net income/(loss) per share-basic-as reported	$1.34	$0.18	$(1.45)

Pro forma net income/(loss) per share-basic	$1.26	$0.11	$(1.51)

Net income/(loss) per share-diluted-as reported	$1.31	$0.18	$(1.43)

Pro forma net income/(loss) per share — diluted	$1.23	$0.11	$(1.50)

      We adopted the Dial Corporation Employee Stock Purchase Plan (“ESPP”) in 2000. Under this plan, up to 650,000 shares of common stock may be purchased by eligible Dial employees through payroll deductions of up to 15% of their eligible compensation, not to exceed $25,000. The purchase price is equal to the lesser of (a) 85% of the fair market value of the stock on first day of the offering period or (b) 85% of the fair market value of the stock on the last day of the offering period. During 2003, employees purchased approximately

50,840 shares under this Plan. Due to the pending Merger with Henkel, employees are not presently permitted to purchase shares under the ESPP.

Note 15.     Leases

      Certain sales offices, warehouses and administration offices and equipment are leased. These leases expire in periods ranging generally from one to five years, and some provide for renewal options ranging from one to eight years. Leases that expire are generally renewed or replaced by similar leases, depending on business needs at that time. Net rent paid in 2003, 2002 and 2001 totaled, in thousands, $11,020, $12,186, $13,032, respectively.

      At December 31, 2003, our future minimum rental payments and anticipated rental income with respect to non-cancelable operating subleases with terms in excess of one year were as follows, in thousands:

	2004	2005	2006	2007	2007	After

Future minimum rental payments	$12,971	$12,128	$11,124	$9,283	$4,903	$3,126
Future anticipated rental income	2,297	1,865	1,104	—	—	—

Net future rental commitments	$10,674	$10,263	$10,020	$9,283	$4,903	$3,126

      Future anticipated rental income is the result of sub-lease agreements on non-cancelable leases that we hold. The total rental obligations related to these sub-leases for 2004, 2005 and 2006 in thousands, are $2,501, $1,878, and $1,221, respectively. We have accrued for the difference between the lease obligations and the expected sub-lease income related to our discontinued operations and closed plants, where applicable.

Note 16.     Financial Instruments with Off-Balance-Sheet Risk and Fair Value of Financial Instruments

Financial Instruments with Off-Balance-Sheet Risk

      Our use of financial instruments is limited to purposes other than trading and primarily includes management of interest and commodity expense. We may use financial instruments for the management of interest rate risk or other risks in the future.

Interest Rate Risk Management

      At December 31, 2003, we had $447.2 million in long-term debt outstanding, comprised of $200 million ($199.0 million net of issue discount) of 6.5% Senior Notes due 2008, and $250 million ($248.2 million net of issue discount) of 7.0% Senior Notes due 2006. Our Senior Notes have fixed interest rates to maturity.

      In January 2003, we entered into two interest rate swap contracts that effectively changed the interest rate on a portion of our Senior Notes from fixed to variable. The total notional value of the interest rate swaps that expire in September 2008 is $200 million, effectively converting 45% of our total debt to variable interest rate debt. Under the terms of the swaps, we pay a variable rate of interest based on the 6-month LIBOR plus 278 basis points and receive a fixed interest rate of 6.5%. Variable interest rates are paid and reset semi-annually, in March and September. The six-month LIBOR rate on September 15, 2003 was 1.18%. The swaps expose us to the risk of changes in LIBOR based interest rates. Each 50 basis point change in the swaps’ floating rate would change our pre-tax interest expense by $1 million.

      At the time of the issuance of the $250 million 7% Senior Notes due 2006, we entered into two interest rate swaps, which together were designated as fair value hedges of that issue. The interest rate swaps had a total notional amount of $250 million. In August of 2002, the interest rate swaps were terminated resulting in a net gain of $13.4 million. The gain on the termination of the swaps was deferred and is classified as a part of long-term debt. This deferred gain is being amortized over the remaining term of the $250 million 7% Senior Notes as a reduction of interest expense. The amortization of the gain on the terminated swaps effectively reduces the fixed rate of the $250 million 7% Senior Notes to approximately 5.6% annually.

      We are currently investing our accumulated cash balance in a variety of short-term investment vehicles with low principal risk. The weighted average yield on the invested cash at December 31, 2003 was 1.28%.

Each 50 basis point change in the yield on the invested cash would result in an approximate $1.5 million change in the Other expenses, net line on our income statement.

Foreign Currency

      We are currently exposed to risks from fluctuations in the U.S. Dollar/ Canadian Dollar foreign currency exchange rate. At December 31, 2003, one U.S. Dollar was worth 1.3 Canadian Dollars. For the year ended December 31, 2003, the U.S. Dollar/ Canadian Dollar exchange rate fluctuated between 1:1.6 and 1:1.3. If there were a 10% change in the exchange rates for the U.S. Dollar to the Canadian Dollar from those at December 31, 2003, the foreign currency gain or loss would be immaterial.

Employee Benefit Plan Expense

      We offer our directors and management deferred compensation plans. In 2003, participants could defer a portion of their compensation into a combination of Dial stock units or various cash accounts. For deferrals made into stock units, deferred compensation due to participants is included on the balance sheet in stockholders’ equity under the caption “Unearned employee benefits” with no recognition of any investment gains or losses. The deferred funds are placed in a Rabbi Trust using shares of Dial common stock. The trust is also included on the balance sheet in stockholders’ equity under the caption “Unearned employee benefits”.

      For deferrals into cash accounts, deferred compensation due to participants and any accumulated investment gains or losses is included on the balance sheet as a liability under the captions “Post-retirement and other employee benefits” and “Other liabilities”. We place the deferred funds in a Rabbi Trust, which purchases life insurance policies on the participants’ lives, with Dial as the beneficiary. The policies have a cash surrender value that accrues tax-free earnings largely based on the performance of the S&P 500. The cash surrender value asset and any accumulated investment gains or losses are included on the balance sheet as an asset under the caption “Pension and other assets”.

      Participants in the deferred compensation plans are not presently able to defer any portion of their compensation into Dial stock units, due to the pending Merger with Henkel. However, they will continue to be able to defer into cash accounts.

Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, receivables, accounts payable and short-term bank borrowings approximate fair values due to the short-term maturities of these instruments. The fair value of our Senior Notes is estimated based upon quoted market prices. The fair value of the Senior Notes was $492.2 million at December 31, 2003.

Note 17.     Segments of an Enterprise

      We are organized into two business segments: (i) Domestic Branded and (ii) International and Other. The segments were identified based on the economic characteristics, types of products sold, the customer base and method of distribution. Effective January 1, 2002, we began to include the International operating segment in the International and Other business segment due to its immaterial size. Prior to January 1, 2002, we included sales of industrial chemicals, which includes soap pellets and chemicals, principally glycerin and fatty acids that are by-products of the soap making process, in the International and Other business segment. Effective January 1, 2002, we began to include industrial chemicals in the Personal Care operating segment within the Domestic Branded business segment. Prior to the fourth quarter of 2001, we included discontinued product activity in the International and Other business segment. In the fourth quarter of 2001, we began to include discontinued activity in the business segment that launched the product. The historical segment information has been restated to reflect the changes.

      In the third quarter of 2003, we completed the sale of our Argentina business and on August 28, 2001 we disposed of our SPC segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of the Argentina Business and Specialty Personal Care segment as discontinued operations.

      The Domestic Branded business segment consists of four aggregated operating segments that manufacture and market non-durable consumer packaged goods through grocery store, drug store and mass merchandiser retail outlets. It is comprised of the Personal Care, Laundry Care, Air Fresheners and Food Products operating segments. Our subsidiary, ISC International, Ltd., a manufacturer of translucent soaps, is included in the Personal Care operating segment. The following table sets forth the percentage of net sales represented by each franchise within the Domestic Branded segment:

	2003	2002	2001

Laundry Care	40%	39%	37%
Personal Care	31	31	32
Food Products	16	16	16
Air Fresheners	13	14	15

Total	100%	100%	100%

      Our International and Other business segment includes our commercial markets and international businesses. Our international operations are focused in Canada, Puerto Rico and exports to Asia and Latin America. During 2003, 2002 and 2001, approximately 84%, 82% and 72%, respectively, of our international sales came from these markets. In total, international sales represent 5.2%, 4.4% and 4.6% of sales in 2003, 2002 and 2001, respectively. Our commercial markets business sells our products, both branded and non-branded, through the commercial channel to hotels, hospitals, schools and other institutional customers.

      Information as to our operations in different business segments is set forth below. The calculation of operating income/(loss) for each segment includes an allocation of certain general and administrative expenses based on each segment’s share of consolidated net sales. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

	Domestic	International
	Branded	and Other	Total

	(In thousands)
Net Sales:
2003	$1,226,476	$118,382	$1,344,858
2002	1,182,263	99,968	1,282,231
2001	1,095,115	94,217	1,189,332
Operating Income/(loss):
2003(1)	223,864	17,291	241,155
2002(2)	208,394	11,948	220,342
2001(3)	169,288	(6,215)	163,073
Capital Expenditures:
2003	44,150	301	44,451
2002	33,601	889	34,490
2001	26,550	2,094	28,644
Assets at year end:(4)
2003	1,252,562	11,694	1,264,256
2002	1,135,218	14,521	1,149,739

(1)	Includes a special charge of $7.4 million in Domestic Branded from the net asset writedown associated with the pending sale of our Guatemala manufacturing facility.

(2)	Includes special net gain of $1.7 million gain ($2.4 million gain in International and Other offset in part by $0.7 million charge in Domestic Branded) from manufacturing asset sales and writedowns and reversal of restructure reserves.

(3)	Includes special charges of $8.8 million in Domestic Branded from asset writedowns, discontinuing product inventories and other exit costs.

(4)	Goodwill at December 31, 2003 and 2002 is included in Domestic Branded.

      Wal-Mart, including its affiliate Sam’s Club, was our largest customer in 2003, 2002, and 2001, accounting for approximately 28%, 28% and 25%, respectively, of net sales. No other customer accounted for more than 10% of net sales in 2003, 2002 or 2001.

Note 18.	Condensed Consolidated Quarterly Results (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2002	2003	2002	2003	2002	2003	2002

	(In thousands, except for per share data)
Net sales	$312,401	$294,579	$332,491	$320,015	$353,242	$334,003	$346,724	$333,634
Gross profit	118,906	108,407	124,214	123,179	132,671	123,591	124,472	125,065
Operating income	57,071	47,600	61,769	57,586	64,964	57,632	57,351	57,524
Income from continuing operations	29,648	23,096	33,381	31,778	35,803	30,184	24,922	30,176
Income/(loss) from discontinued operations	—	1,736	2,150	1,654	—	918	—	(59,342)
Effect of Change in Accounting Principle	—	(43,308)	—	—	—	—	—	—
Net income/(loss)	$29,648	$(18,476)	$35,531	$33,432	$35,803	$31,102	$24,922	$(29,166)
Net income/(loss) per share:
— Basic
Continuing operations	$0.32	$0.25	$0.36	$0.34	$0.38	$0.33	$0.26	$0.32
Discontinued operations	—	0.02	0.02	0.02	—	0.01	—	(0.64)
Effect of Change in Accounting Principle	—	(0.47)	—	—	—	—	—	—

Net income/(loss)	0.32	(0.20)	0.38	0.36	0.38	0.34	0.26	(0.31)
— Diluted
Continuing operations	0.31	0.25	0.35	0.34	0.37	0.32	0.26	0.32
Discontinued operations	—	0.02	0.02	0.02	—	0.01	—	(0.62)
Effect of Change in Accounting Principle	—	(0.47)	—	—	—	—	—	—

Net income/(loss) per share	$0.31	$(0.20)	$0.37	$0.35	$0.37	$0.33	$0.26	$(0.31)

Note 19.     Litigation and Claims

      On December 16, 2003, Mr. Jeffrey Berger (C.A. No. 116-N) filed a complaint in the Delaware Court of Chancery, New Castle County against us, our directors and Henkel, purporting to represent a class of all of our stockholders (except the defendants and any person, firm, trust, corporation, or other entity related to or affiliated with any of the defendants) who are or will be threatened with injury arising from the actions of the defendants. The complaint alleges, among other things, that our board of directors breached its fiduciary duties by agreeing to enter into the Merger Agreement with Henkel on the terms provided in the Merger Agreement. The complaint also seeks various forms of relief, including preliminary and permanent injunctive relief to prevent the closing of the Merger. On January 12, 2004 we filed a motion to dismiss this complaint for failure to state a claim upon which relief may be granted and a motion to stay discovery in the action pending decision on the motion to dismiss. We, our directors and Henkel believe that the allegations in this complaint are without merit and we intend to vigorously defend against the allegations asserted in the complaint.

      On December 16, 2003, Messrs. Jeffrey Silverberg (CV2003-023979) and Steven Rose (CV2003-023974) and, on December 17, 2003, Ms. Mary Crescente (CV2003-024012), each filed separate complaints in the Arizona Superior Court, Maricopa County against us and our directors, each purporting to represent a class of all of our stockholders (except any person, firm, trust, corporation or other entity related to or affiliated with any defendant) who are being and will be harmed by the actions of the defendants. The complaints allege, among other things, that our board of directors breached its fiduciary duties by engaging in self-dealing by receiving personal benefits under the terms of the Merger Agreement with Henkel, and by potentially entering into an unfair transaction with Henkel. On January 21, 2004, we filed motions to dismiss these complaints, or, in the alternative, to stay these actions in preference to the action filed by Mr. Berger in the Delaware Court of Chancery. On January 26, 2004, the Arizona Superior Court consolidated these actions. We and our directors believe the allegations in these complaints are without merit and we intend to vigorously defend against the allegations asserted in these complaints. On March 1, 2004, the Arizona Superior Court granted our motion to stay the Arizona cases pending the outcome of the Delaware cases.

      On January 6, 2004, Ms. Susan Soder (C.A. No. 154-N) filed a complaint in the Delaware Court of Chancery, New Castle County against us, our directors and Henkel, purporting to represent a class of all of our stockholders (except the defendants and any person, firm, trust, corporation, or other entity related to or affiliated with any of the defendants) who are or will be threatened with injury arising from the actions of the defendants. The complaint alleges, among other things, that our board of directors breached its fiduciary duties by agreeing to enter into the Merger Agreement on the terms provided in the Merger Agreement. The complaint also seeks various forms of relief, including preliminary and permanent injunctive relief to prevent the closing of the Merger. On January 13, 2004, counsel for Ms. Soder informed the Delaware Court of Chancery that Ms. Soder did not intend to serve the summonses on the defendants in this case at that time. We, our directors and Henkel believe that the allegations in this complaint are without merit and we intend to vigorously defend against the allegations asserted in the complaint.

      As we previously disclosed, we were defending a lawsuit filed by the U.S. Equal Employment Opportunity Commission (“EEOC”), which was pending in the U.S. District Court for the Northern District of Illinois, Eastern Division, and was entitled Equal Employment Opportunity Commission v. The Dial Corporation, Civil Action No. 99 C 3356. The EEOC alleged that we engaged in a pattern and practice of discrimination against a class of female employees at our Aurora, Illinois manufacturing facility by subjecting them to sexual harassment and not taking prompt remedial action after these employees complained. Most of the potential claimants’ allegations relate to incidences that allegedly occurred prior to 1996. The EEOC sought injunctive relief and unspecified compensatory and punitive damages. On April 29, 2003, we announced that we had reached a settlement with the EEOC that involved a payment of $10 million by Dial, which will be made in the first quarter of 2004.

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

      We are subject to a variety of environmental and health and safety laws in each jurisdiction in which we operate. These laws and regulations pertain to our present and past operations. Although we do not anticipate that the costs to comply with environmental laws and regulations will have a material adverse effect on our capital expenditures, earnings or competitive position, the emergence of unforeseen claims and liabilities or the imposition of increasingly stringent laws, regulations and enforcement policies could result in material, unreserved costs in the future. Since 1980, we have received notices or requests for information with respect to “Superfund” sites under the federal Comprehensive Environmental Response, Compensation and Liability Act, including one site for which we have executed a consent decree to settle our liability and are awaiting final court approval.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have never filed a Current Report on Form 8-K to report a change in or disagreement with, accountants.

Item 9A.	Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the fiscal period covered by this Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

      The management of The Dial Corporation has the responsibility for preparing and assuring the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements were prepared using generally accepted accounting principles generally accepted in the United States of America. The financial statements reflect, where applicable, management’s best estimates and judgments and include disclosures and explanations that are relevant to understanding our financial affairs.

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

/s/ HERBERT M. BAUM

Herbert M. Baum
Chairman, President & Chief Executive Officer

/s/ CONRAD A. CONRAD

Conrad A. Conrad
Executive Vice President & Chief Financial Officer

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning Dial’s directors and executive officers is set forth below.

Name	Age	Position

Herbert M. Baum(1)(6)	67	Chairman of the Board, President and Chief Executive Officer
Conrad A. Conrad	58	Executive Vice President and Chief Financial Officer
Bernhard J. Welle	55	Executive Vice President — Shared Services
Stephen D. Blum	60	Senior Vice President — Investor Relations
Arthur E. Hanke	55	Senior Vice President — Sales
Elizabeth M. Harvey	41	Senior Vice President and General Manager — Air Fresheners
Evon L. Jones	39	Senior Vice President and Chief Information Officer
Christopher J. Littlefield	37	Senior Vice President, General Counsel and Secretary
Richard F. Theiler	54	Senior Vice President — Research & Development
John F. Tierney	51	Senior Vice President and Controller
Greg A. Tipsord	37	Senior Vice President and General Manager — Laundry Care
Stephen L. Tooker	44	Senior Vice President and General Manager — Personal Care
Joy A. Amundson(4)(5)	49	Director
Joe T. Ford(1)(3)(4)	66	Director
Thomas L. Gossage(1)(2)(5)	69	Director
Donald E. Guinn(1)(2)(4)	71	Director
George J. Harad(2)(3)	59	Director
James E. Oesterreicher(1)(2)(3)(6)	62	Director
Michael T. Riordan(4)(5)(6)	53	Director
Barbara S. Thomas(3)(5)	54	Director
Salvador M. Villar(2)(3)	53	Director

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee. Dial’s Board of Directors has determined that all members of the Audit Committee are independent and are “audit committee financial experts” as defined pursuant to Item 401(h) of Regulation S-K.

(3)	Member of the Executive Compensation Committee

(4)	Member of the Finance Committee

(5)	Member of the Governance Committee Member of the Management Succession Committee

      Herbert M. Baum. Mr. Baum has been Chairman of the Board, President and Chief Executive Officer of Dial since August 2000 and a Director of Dial since 1997. Mr. Baum served as President and Chief Operating Officer of Hasbro, Inc., a manufacturer and marketer of toys, from January 1999 to August 2000. Mr. Baum also served as Chairman and Chief Executive Officer of Quaker State Corporation from 1993 to 1999. Mr. Baum also is a director of Action Performance Companies, Inc.; America West Holdings Corporation; the Cosmetic, Toiletry and Fragrance Association; Grocery Manufacturers of America; Meredith Corporation and PepsiAmericas, Inc.

      Conrad A. Conrad. Mr. Conrad has served as Executive Vice President and Chief Financial Officer since January 2001. From August 2000 to January 2001, he served as Senior Vice President and Chief

Financial Officer. Mr. Conrad joined Quaker State in 1974 and held various positions in Quaker State’s audit and finance divisions until he was named President and Chief Operating Officer in 1990 and Vice Chairman and Chief Financial Officer in 1994. Mr. Conrad also is a director of Universal Technical Institute, Inc.

      Bernhard J. Welle. Mr. Welle has served as Executive Vice President — Shared Services of Dial since August 2000. From August 1996 to August 2000, he served as Senior Vice President — Human Resources of Dial. From 1987 to August 1996, Mr. Welle served as Vice President, Human Resources of the Consumer Products Business of the Predecessor Company.

      Stephen D. Blum. Mr. Blum has served as Senior Vice President — Investor Relations of Dial since March 2002. From September 2000 to March 2002, Mr. Blum served as Vice President — Investor Relations of Dial. From May 1999 to September 2000, he served as Director-Investor Relations of J.C. Penney Company, Inc., a department store, drugstore, catalog and e-commerce retailer. From March 1994 to May 1999, Mr. Blum served as Senior Vice President-Corporate Relations of Quaker State Corporation.

      Arthur E. Hanke. Mr. Hanke has served as Senior Vice President — Worldwide Sales of Dial since April 2003. From January 1999 to April 2003, Mr. Hanke served as Senior Vice President-Sales of Dial. From September 1998 to January 1999, he served as Vice President — Corporate Sales of Dial, and from the spin-off of Dial from our former parent, to September 1998, he served as Vice President — Customer Management of Dial.

      Elizabeth M. Harvey. Ms. Harvey has served as Senior Vice President & General Manager-Air Fresheners of Dial since August 2003. From August 2000 to July 2003, she served as Marketing Director — Global Antiperspirants/ Deodorants of Procter & Gamble, a consumer products company, and from February 1998 to July 2000, she was the Marketing/ Innovation Director-Global Health Care New Business Development for Procter & Gamble.

      Evon L. Jones. Mr. Jones has served as Senior Vice President and Chief Information Officer of Dial since May 2001. From 1998 to 2001, Mr. Jones served as Senior Vice President and Chief Information Officer for America West Holdings Corporation.

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

      Richard F. Theiler. Mr. Theiler has served as Senior Vice President — Research & Development of Dial since March 2003. From 1998 to March 2003, Mr. Theiler served as Vice President, Global Fabric Care Research & Development, Technology Effectiveness, Latin-America Technology at Colgate-Palmolive Co., a global consumer products company focused on oral care, personal care, household surface care, fabric care and pet nutrition.

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

      Stephen L. Tooker. Mr. Tooker has served as Senior Vice President and General Manager — Personal Care since October 2002. From March 2002 to October 2002, Mr. Tooker served as Senior Vice President and General Manager — Laundry Care and from August 2000 to March 2002, he served as Vice President and General Manager — Laundry Care. Mr. Tooker also served as President — Dial/ Henkel LLC, the joint venture between Dial and Henkel KGaA, from September 2000 to April 2002. Mr. Tooker served as Vice President-Detergents Marketing for Dial/ Henkel LLC from June 1999 to August 2000. From December 1998 to June 1999, he served as Marketing Director — Laundry Care. From the spin-off of Dial from our former parent, until December 1998, Mr. Tooker served as Assistant Controller — Planning and Development.

      Joy A. Amundson. Ms. Amundson has been a Director of Dial since 1997 and currently serves on the Finance and Governance Committees of the Board of Directors. Ms. Amundson is a principal in Amundson Partners, Inc., a healthcare consulting practice. She was Senior Vice President of Abbott Laboratories, a diversified health care products and services company until October 2001. Ms. Amundson was also President of Ross Products, a division of Abbott Laboratories. She held a number of management positions after joining Abbott Laboratories in 1982. Ms. Amundson also is the non-executive Chairman and director of ILEX, Inc., as well as a director of INAMED Corporation, Lutheran General Hospital and Oridion Medical, Inc.

      Joe T. Ford. Mr. Ford was a Director of the Predecessor Company from 1991 through 1996, and has continued as a Director of Dial since the spin-off of Dial from our former parent. Mr. Ford currently serves on the Executive, Executive Compensation and Finance Committees of the Board of Directors. Mr. Ford is Chairman of ALLTEL Corporation (“ALLTEL”), a telecommunications and information services company. Mr. Ford served as Chief Executive Officer of ALLTEL from 1987 to July 2002. He became Chairman of the ALLTEL Board in 1991. Mr. Ford also is a director of EnPro Industries, Inc.; Stephens Group, Inc. and Textron, Inc.

      Thomas L. Gossage. Mr. Gossage was a Director of the Predecessor Company from 1993 through 1996, and has continued as a Director of Dial since the spin-off of Dial from our former parent. Mr. Gossage currently serves on the Executive, Audit and Governance Committees of the Board of Directors. Mr. Gossage retired as the Interim Chief Executive Officer of Hercules Incorporated (“Hercules”), a worldwide producer of chemicals and related products in May 2001. Mr. Gossage had originally retired from Hercules in January 1997. Mr. Gossage also is a director of Fluor Corporation.

      Donald E. Guinn. Mr. Guinn was a Director of the Predecessor Company from 1986 through 1996, and has continued as a Director of Dial since the spin-off of Dial from our former parent. Mr. Guinn currently serves on the Executive, Audit and Finance Committees of the Board of Directors. Mr. Guinn is Chairman Emeritus of Pacific Telesis Group, a telecommunications holding company (known as “PacTel”), which merged with SBC Communications Inc. in 1997. Mr. Guinn served as Chairman and Chief Executive Officer of PacTel from 1984 through his retirement in 1988. He also is a director of Bank of America Corporation; Pacific Mutual Life Insurance Company and its affiliate, Pacific LifeCorp.

      George J. Harad. Mr. Harad has been a Director of Dial since 2003 and currently serves on the Audit and Executive Compensation Committees of the Board of Directors. Mr. Harad has been the Chief Executive Officer of Boise Cascade Corporation (“Boise”), an international distributor of office supplies and paper and an integrated manufacturer and distributor of paper, packaging, and building materials, since 1994. Mr. Harad has been the Chairman of Boise since 1995. Mr. Harad has been with Boise since 1971 and held a number of other management positions.

      James E. Oesterreicher. Mr. Oesterreicher has been a Director of Dial since 2000 and currently serves on the Executive, Audit, Executive Compensation and Management Succession Committees of the Board of Directors. Mr. Oesterreicher retired as Chairman and Chief Executive Officer of J.C. Penney Company, Inc., a department store, drugstore, catalog and e-commerce retailer, in September 2000. Mr. Oesterreicher had been with J.C. Penney since 1964 and held a number of other management positions. He also is a director of Brinker International, Inc. and TXU Corp.

      Michael T. Riordan. Mr. Riordan has been a Director of Dial since 1997 and currently serves on the Finance, Governance and Management Succession Committees of the Board of Directors. He was most recently Chairman, President and Chief Executive Officer of Paragon Trade Brands, Inc. (“Paragon”), a leading manufacturer of private label disposable diapers and related products, prior to the acquisition of Paragon by Tyco Healthcare, Inc., a subsidiary of Tyco International, in January 2002. Mr. Riordan also served as President and Chief Operating Officer of Fort James Corporation, a paper products manufacturer, from 1997 to 1998. Prior to the merger of Fort Howard Corporation with James River Corporation, Mr. Riordan served as Chairman of the Board, President and Chief Executive Officer of Fort Howard Corporation from 1996 to 1997 and as President and Chief Operating Officer of Fort Howard Corporation from 1992 to 1996. Mr. Riordan also is a director of American Medical Security, Inc.; Potlatch Corporation and RR Donnelley.

      Barbara S. Thomas. Ms. Thomas has been a Director of Dial since 1997 and currently serves on the Executive Compensation and Governance Committees of the Board of Directors. Ms. Thomas served as Interim Chief Executive Officer of Ocean Spray Cranberries, Inc., a cooperative of cranberry and grapefruit growers in the United States and Canada, from November 2002 to March 2003. Ms. Thomas served as President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, from 1997 until its purchase by Pfizer Inc. in July 2000. Ms. Thomas was with the Pillsbury Company from 1993 to 1997, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas also is a director of the Rayovac Corporation.

      Salvador M. Villar. Mr. Villar has been a Director of Dial since 1998 and is currently serving on the Audit and Executive Compensation Committees of the Board of Directors. Mr. Villar is President and Chief Executive Officer of California Commerce Bank, a unit of Citigroup. Mr. Villar has been with California Commerce Bank since 1981. Mr. Villar also is a director of Banamex USA Bancorp.

Code of Ethics

      We have adopted a Code of Ethics & Business Responsibilities (our “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is available on our website (www.dialcorp.com) and in print upon request. Any amendments or waivers to our Code of Ethics that apply to the principal executive officer or senior financial officers will be promptly disclosed on our website as required by law or by the SEC or the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers to file reports of holdings and transactions in our stock with the Securities and Exchange Commission and the New York Stock Exchange. Based upon our records and other information we believe that all SEC filing requirements applicable to our directors and executive officers with respect to 2003 were met, except that (1) Joy A. Amundson inadvertently filed a Form 4 six days late for the acquisition of 31.55 restricted stock units in April 2003 and (2) Barbara S. Thomas inadvertently filed a Form 4 six days late for the acquisition of 47.36 restricted stock units in April 2003.

Item 11.	Executive Compensation

Executive Compensation

      The following table sets forth compensation for fiscal years 2003, 2002 and 2001 of the Chief Executive Officer and four next most highly compensated executive officers at the end of 2003 (the “Named Executive Officers”).

						Long-Term Compensation

	Annual Compensation					Restricted	Securities
						Stock	Underlying
Name and				Other Annual		Awards	Options/	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation($)		$(1)	SARS #	Compensation($)

Herbert M. Baum	2003	849,616	1,713,682	40,954	(2)	12,852	225,000	174,197	(3)
Chairman, President and	2002	800,000	1,788,000	51,602		80,335	0	197,489
Chief Executive Officer	2001	800,000	1,785,000	73,430		248,465	225,000	562,058
Conrad A. Conrad	2003	394,711	530,757	9,246	(2)	30,772	100,000	87,891	(4)
Executive Vice President	2002	381,635	526,656	32,625		29,248	0	95,534
Chief Financial Officer	2001	364,404	494,192	40,136		50,933	140,000	91,473
Bernhard J. Welle	2003	384,250	516,691	0		0	100,000	56,202	(5)
Executive Vice President	2002	366,539	505,823	0		409	0	48,495
Shared Services	2001	343,173	471,211	12,665		928	140,000	38,975
Arthur E. Hanke, Jr.	2003	269,096	301,539	0		0	60,000	37,152	(6)
Senior Vice President	2002	243,270	300,000	22,388		36	0	30,197
Sales	2001	232,577	300,000	0		75	70,000	18,443
Christopher J. Littlefield	2003	263,269	295,009	46,656	(7)	71	60,000	35,064	(8)
Senior Vice President	2002	246,539	283,519	0		135	0	30,282	(9)
General Counsel, Secretary	2001	223,000	255,168	0		3,476	100,000	14,611	(10)

(1)	The amounts shown represent the fair market value of discounted Dial restricted stock units (“DRSUs”) as of the date acquired under the Management Deferred Compensation Plan. For the first three years that an employee is eligible to participate in this plan, the DRSUs are acquired at a 20% discount to market. DRSUs representing this discount vest immediately following the last day of the second calendar year after the calendar year in which the salary and bonus amounts were originally deferred or, If earlier, upon a change in control. Dividend equivalents equal to the dividends paid on common stock are credited on DRSUs, which amounts are deemed reinvested in additional DRSUs. The total number of discounted DRSUs credited and the value of such DRSUs at December 31, 2003 to the Named Executive Officers was as follows:

Name	DRSUs(#)	Value($)

Herbert M. Baum	21,608	614,955
Conrad A. Conrad	6,404	182,245
Bernhard J. Welle	0	0
Arthur E. Hanke, Jr.	0	0
Christopher J. Littlefield	229	6,524

In 2000, Mr. Littlefield was granted 9,500 shares of restricted stock that vest in equal portions over five years. Mr. Littlefield’s restricted stock vests immediately upon a change in control. The value of these shares at December 31, 2003 was $108,000.

(2)	Reflects income tax gross-ups.

(3)	Includes temporary living expenses of $21,184, a 401(k) Plan (The Dial Corporation Future Investment Plan) match of $4,179, a supplemental 401(k) Plan (The Dial Corporation Future Investment Restoration Plan) match of $98,353, and a profit sharing plan contribution of $50,481.

(4)	Includes temporary living expenses of $4,278, a 401(k) Plan match of $8,131, a supplemental 401(k) Plan match of $28,888, a profit sharing plan contribution of $17,637 and relocation reimbursements of $28,957.

(5)	Includes a 401(k) Plan match of $10,492, a supplemental 401(k) Plan match of $28,669, and a profit sharing plan contribution of $17,041.

(6)	Includes a 401(k) Plan match of $11,509, a supplemental 401(k) Plan match of $14,759 and a profit sharing plan contribution of $10,884.

(7)	Includes $16,656 of income tax gross-ups and discretionary cash awards totaling $30,000.

(8)	Includes a 401(k) Plan match of $8,153, a supplemental 401(k) Plan match of $16,043 and a profit sharing plan contribution of $10,868.

(9)	Includes a 401(k) Plan match of $6,984, a supplemental 401(k) Plan match of $13,664 and a profit sharing plan contribution of $9,634.

(10)	Includes a 401(k) Plan match of $7,599, a supplemental 401(k) Plan match of $3,612 and a profit sharing plan contribution of $3,400.

Option Grants in Last Fiscal Year

      The following table sets forth information concerning non-qualified stock options granted to each of the Named Executive Officers during 2003.

	Individual Grants
					Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates
	Securities	Options			of Stock Price Appreciation
	Underlying	Granted to			for Option Term(2)
	Options	Employees in	Exercise Price	Expiration
Name	Granted(#)	Fiscal Year	($/Share)(1)	Date	5%($)	10%($)

Herbert M. Baum	225,000	7.15%	17.7700	3/12/2010	1,627,695	3,793,208
Conrad A. Conrad	100,000	3.18%	17.7700	3/12/2010	723,420	1,685,870
Bernhard J. Welle	100,000	3.18%	17.7700	3/12/2010	723,420	1,685,870
Arthur E. Hanke, Jr.	60,000	1.91%	17.7700	3/12/2010	434,052	1,011,522
Christopher J. Littlefield	60,000	1.91%	17.7700	3/12/2010	434,052	1,011,522

(1)	The exercise prices are the fair market values of the common stock on the grant dates. Each option contains the right to surrender the option for cash, which right is exercisable only upon a change in control. One-third of the options become exercisable after one year has elapsed since the date of grant. Another one-third of the options become exercisable after two years have elapsed since the date of grant. The final one-third of the options becomes exercisable after three years have elapsed since the date of grant. The maximum term of the options is 7 years. In the event of a change in control, all options become fully vested and exercisable.

(2)	Potential realizable values are net of exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms. The assumed 5% and 10% rate of stock price appreciation are provided in accordance with SEC rules and do not represent our estimate or projection of future stock price. Actual gains, if any, on stock option exercises will depend on future market prices on the date of exercise. Accordingly, there can be no assurance that these potential values will be realized.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth information concerning stock options exercised by the Named Executive Officers during 2003 and the value of unexercised options at the end of 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
	Shares		Options at FY-End(#)		Money Options at FY-End($)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable(1)

Herbert M. Baum	0	0	547,100	300,000	$8,692,355	$3,530,250
Conrad A. Conrad	50,000	330,500	60,000	130,000	900,072	1,520,036
Bernhard J. Welle	6,333	54,174	340,534	211,667	5,039,468	1,770,061
Arthur E. Hanke, Jr.	0	0	195,706	168,333	2,762,882	1,029,547
Christopher J. Littlefield	0	0	115,241	105,833	1,674,740	1,142,035

(1)	Represents the amount by which the closing price of Dial’s common stock exceeded the exercise prices of unexercised options at the end of 2003.

Pension Plans

      Effective January 1, 2001, The Dial Corporation Retirement Income Plan was renamed The Dial Corporation Future Security Plan and amended to convert the plan’s final average pay formula to a pay-based credit design. At retirement or termination after five years of service, a participant will receive a benefit equal to the sum of the participant’s accrued benefit under the final average pay formula as of December 31, 2000, plus the participant’s benefit accrued under a pay-based credit formula for service after December 31, 2000.

      Under the pay-based credit design, the pension benefit earned after December 31, 2000 is expressed as a cash balance account. Each year a participant’s cash balance account is credited with (1) a pay-based credit based on the participant’s age and eligible pay (total of base salary and bonus) for that year based on the following table:

Pay-based
Age on December 31	Credit

Under 30	3%
30-34	4%
35-39	5%
40-44	6%
45-49	8%
50 or more	10%

and, (2) an interest credit based on the participant’s account balance as of the end of the previous year and an interest rate based on the average 30-year U.S. Treasury bond rate in effect during November of the previous calendar year. The minimum interest rate is 5% and the maximum rate is 10%. When a participant retires or terminates after five years of service, the amount credited to the participant’s account may be converted to an annuity.

      Effective February 2002, the U.S. Treasury Department eliminated 30-year Treasury bonds; however, the 30-year Treasury Constant Maturities yield for pension purposes will still exist and can be extrapolated.

      In addition, a participant’s accrued benefit as of December 31, 2000 will increase each year at the same rate the participant’s base salary increases. At retirement, a participant will receive these benefits paid in the form of an annuity, in addition to the pay-based credit formula benefits described above.

      The Code and the Employee Retirement Income Security Act (“ERISA”) limit the annual benefits which may be paid from a tax-qualified retirement plan. As permitted by the Code and ERISA, Dial has a Future Security Restoration Plan which authorizes the payment of benefits calculated under provisions of the retirement plan which may be above the limits permitted under the Code and ERISA for those executives entitled to participate in the Future Security Restoration Plan.

      The following table reflects the estimated annual annuity under the final average pay formula and the estimated lump-sum benefit earned under the new pay-based credit formula payable at age 65 (Normal Retirement Age) for each of the Named Executive Officers.

	Estimated Annual	Estimated Lump-Sum
	Annuity Under Final	Benefit Earned Under
	Average Pay	Pay-Based Credit
Name	Formula($)(1)	Formula($)(2)

Herbert M. Baum(3)	6,348	1,079,079
Conrad A. Conrad	3,287	1,018,740
Christopher J. Littlefield	32,620	4,493,086
Bernhard J. Welle	173,565	1,374,403
Arthur E. Hanke, Jr.	85,108	912,545

(1)	Calculated assuming each named executive continues working for Dial until age 65 and base salary increases 4.5% per year beginning January 1, 2004.

(2)	Calculated assuming each named executive continues working for Dial until age 65, the account balance receives future annual interest credits of 6%, pension eligible pay increases 4.5% per year beginning January 1, 2004, target bonus is achieved, and the Future Security Plan continues unchanged until the projection date.

(3)	Calculated assuming named executive continues working for Dial until February 1, 2006 (contract end date).

Other Agreements

      Upon joining Dial as Chairman, President and Chief Executive Officer, Mr. Baum received a pension supplement in the form of a $67,000 single life annuity (in monthly installments) commencing upon his termination of employment. This pension supplement is subject to an offset for any pension benefit that he may earn from Dial.

      Upon continued employment with Dial until August 15, 2005, Mr. Bernhard J. Welle would become entitled to a $50,000 single life annuity (in monthly installments) commencing on the later of his attainment of age 65 or his termination of employment. The pension supplement vests immediately upon stockholder approval of the Merger with Henkel, and, upon subsequent termination of Mr. Welle’s employment, he will receive a lump sum payment of the then present value of the pension supplement.

Compensation of Directors

Fees

      The following fees were paid to Directors who were not Dial employees during 2003:

Annual retainer	$35,000
Additional annual retainer for Audit Committee chairperson	$5,000
Additional annual retainer for other Committee chairpersons	$2,500
Fee for each Board meeting	$1,500
Fee for each Audit Committee meeting	$2,000
Fee for other Committee meetings	$1,000

Deferred Compensation Plan

      Our Directors Deferred Compensation Plan allows directors who are participants in the plan to defer their retainer fees and meeting fees. Certain directors who participate in the plan may have elected to receive full payment of their deferred compensation in a lump sum upon completion of the merger. Other directors who participate in the plan may have elected to have their deferred compensation continue to be held in a trust related to the plan and its payment will be governed by the terms and conditions of the plan.

Stock Options

      We granted each director, upon his or her first election as a director, non-qualified stock options to purchase common stock. Each year we also granted each director non-qualified stock options to purchase common stock in connection with the annual meeting of stockholders. After each five years of completed service, we granted each director non-qualified stock options to purchase common stock. The exercise price of all options granted to directors is the fair market value of the common stock on the grant date. The number of shares subject to each option granted to directors is equal to the amount of the annual retainer divided by one-fourth of the fair market value of the common stock on the grant date. The number of shares calculated under this formula is rounded to the nearest 100 shares. A director elected during the course of a year receives the initial grant described above, as well as a pro rata annual grant for the year in which the director is elected.

      In June 2003, 7,300 non-qualified stock options to purchase common stock were granted to each non-employee director at an exercise price of $19.1950.

      Until January 1, 2004, directors could elect to receive non-qualified stock options in lieu of retainer and meeting fees. The exercise price of these options is the fair market value of the common stock on the date the retainer and meeting fees otherwise would have been paid in cash. The number of shares subject to these options is equal to the amount of the retainer or meeting fee divided by one-third of the fair market value of the common stock on the date the retainer or meeting fee otherwise would have been paid in cash. Options granted in lieu of retainer and meeting fees are 100% vested on the date of grant. None of the Company’s directors elected to receive stock options in lieu of retainer and meeting fees during 2003. Information regarding non-qualified stock options granted to directors in lieu of retainer and meeting fees during 2003 is set forth below:

Insurance

      We provide non-employee directors with accidental death and dismemberment insurance benefits of $300,000. We also provide travel accident insurance benefits of $250,000 when directors travel on company business.

Charitable Award Program

      Messrs. Ford, Gossage and Guinn, who were directors of Viad Corp at the time of the spin-off of Dial from our former parent, continue to participate in Viad’s charitable award program for directors. Under this program, each of them may contribute to one or more charitable organizations a total of $100,000 per year over a period of 10 years following the director’s death. The program is funded through the purchase of life insurance, with the Company as beneficiary.

Employment and Change in Control Arrangements

Employment Agreements

      Mr. Baum’s employment agreement, dated August 15, 2002, provides that he is to serve as Chairman, President and Chief Executive Officer of Dial through February 1, 2006. Under the employment agreement, Mr. Baum receives an annual base salary of $850,000 and is eligible to receive an annual bonus. In addition, Mr. Baum is eligible to participate in all employee benefit plans available to Dial’s other senior executives. Dial entered into an Amended and Restated Employment Agreement with Mr. Baum on December 14, 2003, which will become effective upon the completion of the Merger with Henkel and supersede his prior employment agreement dated August 15, 2002. The agreement provides that Mr. Baum will serve as President and CEO of Dial for a period up to February 1, 2006. Mr. Baum will also serve as Dial’s Chairman of the Board unless either Dr. Lehner or Dr. Morwind serves as Chairman, in which case, Mr. Baum will serve as

Vice-Chairman. The agreement provides for payment of salary of $850,000 and for a bonus opportunity to be based on Mr. Baum’s current target bonus. The agreement also provides for certain welfare benefits no less favorable than those currently provided which are subject to a tax gross up, as well as participation in a cash-based long-term incentive plan on terms that are no less favorable than the benefits provided to similarly situated U.S. employees of subsidiaries of Henkel. Mr. Baum will also be entitled to certain welfare, retiree medical and pension benefits which are generally available to other senior executives of Dial. In addition, he will be entitled, even if terminated from employment, to certain welfare and pension benefit coverage and payments for a three-year period following the Merger. Upon expiration of his term of employment, Mr. Baum shall be entitled to a minimum guaranteed life insurance annuity payment of $67,000, reduced by any defined benefit pension benefit earned under Dial’s plans. The agreement provides for payment of certain benefits following termination of employment for good reason by Mr. Baum or without cause by Dial which include severance payments, payable over a 24-month period, equal to the greater of (a) his salary during the period from termination to February 1, 2006, or (b) one times the sum of his annual base salary plus full target bonus with respect to the fiscal year in which his termination occurs. Mr. Baum will also be entitled to continued welfare benefits until the later of February 1, 2006, and one year following termination of employment, in addition to being treated as a retiree under all benefit plans. Mr. Baum’s employment agreement provides an excise tax gross-up payment and a make-whole payment for any deductions disallowed because of the inclusion of the tax payment in his adjusted gross income. His employment agreement also contains certain confidentiality and non-competition provisions.

      In connection with the Merger Agreement, Dial entered into employment agreements with each of the Named Executive Officers (not including Mr. Baum, whose employment agreement is described in “Item 11. Executive Compensation — Employment and Change in Control Arrangements — Employment Agreements”), and with six other executives and three senior managers of Dial, which will become effective upon the completion of the Merger and which provide for a two-year term of employment. These agreements provide for payment of each Named Executive Officer’s, executive’s or senior manager’s current salary and for his or her bonus opportunity to be based on his or her current target bonus. They also provide for certain fringe benefits no less favorable than those currently provided, as well as participation in a cash-based long-term incentive plan on terms that are no less favorable than the benefits provided to similarly situated U.S. employees of subsidiaries of Henkel. Each such Named Executive Officer, executive and senior manager will also be entitled to certain welfare, retiree medical and pension benefits which are to be substantially similar in the aggregate to those provided prior to the Merger. The agreements provide for payment of certain benefits following termination of employment for good reason by each such Named Executive Officer, executive or senior manager, or termination of employment without cause by Dial. These benefits include a lump sum severance payment equal to the salary that would have been paid from the date of termination to the end of the second anniversary of the Merger, and an annual bonus for the year of termination and continued benefits during the severance period which lasts until the second anniversary of the completion of the Merger. In addition, nine of the executive officers will also be entitled, even if terminated from employment, to certain welfare and pension benefit coverage and payments for a three-year period following the Merger. The remaining four individuals will also be entitled, even if terminated from employment, to certain welfare benefits coverage for a two-year period following the merger. The employment agreements also contain confidentiality and non-competition provisions.

Change of Control

      Dial has entered into change in control agreements with all of its executive officers and with many of its management employees. Under these agreements, if, within two years after a change in control, their employment terminates involuntarily or they leave for good reason, executive vice presidents and senior vice presidents who report directly to the Chief Executive Officer (1) receive three times the sum of their base salary and their highest bonus in the past three years; (2) continue to receive welfare benefits for three years; and (3) receive credit for three additional years of service under Dial’s retirement plans. Senior vice presidents who do not report directly to the Chief Executive Officer and vice presidents (1) receive two times the sum of their base salary and their highest bonus in the past three years; and (2) continue to receive welfare benefits for two years. The agreements also provide a tax gross-up feature to compensate for any excise taxes imposed on these payments for executive vice presidents, senior vice presidents and vice presidents who report directly to the Chief Executive Officer.

      In connection with the Merger, each of the Named Executive Officers, along with six other executives and three senior managers of Dial, entered into change of control agreements which, effective as of the Merger, will amend the terms and conditions of their pre-existing change of control agreements or, with respect to Mr. Baum, the change of control provisions in his pre-existing employment contract. These replacement agreements provide for termination of the existing change of control agreements and the change of control provisions contained within Mr. Baum’s employment contract; however, certain terms, including the right to a gross-up payment for any excise taxes imposed under Section 4999 of the Code on those executives or senior managers and their confidentiality obligations, as employees of Dial, are preserved.

      Under the terms of the replacement change of control agreements entered into with each of the Named Executive Officers (not including Mr. Baum, whose employment agreement is described in “Item 11. Executive Compensation — Employment and Change in Control Arrangements — Employment Agreements”) and the other executives and senior managers of Dial, following completion of the Merger and provided that the individual remains employed with us up to the date of the Merger and does not terminate employment within that period for good reason as defined in his or her prior change of control agreement, the Named Executive Officer, other executive or senior manager of Dial will receive a lump sum cash payment upon the completion of the Merger, equal to 80% of an amount which is either three times (with respect to nine of the executives) or two times (with respect to the remaining four individuals) the sum of his or her annual base salary and highest annual bonus in the past three years. If a Named Executive Officer, other executive or senior manager remains employed for a two-year period following the Merger, the individual will receive the remaining 20% of the change of control payment referred to above, plus 10% interest thereon. If the individual remains employed following the Merger, and thereafter is terminated without cause by Dial or voluntarily resigns for good reason prior to the end of the two-year period, he or she will be entitled to the 20% payment at an interest rate of 10% from the date of the Merger to the date of termination. If termination occurs during that two-year period for any other reason, interest on the 20% will be at an annual rate of 3%. The change of control agreements also provide for cancellation of stock options in exchange for the payment of the option consideration pursuant to the Merger Agreement.

      Effective upon the completion of the Merger, the change of control provisions currently in Mr. Baum’s Employment Agreement will be superseded by the terms contained in the change of control agreement he entered into on December 14, 2003. Under the terms of this change of control agreement, Mr. Baum will be entitled to the same change of control payments referred to in the preceding paragraph and upon the same terms and conditions, except that if he terminates employment for good reason (as defined in his prior employment agreement) before the Merger, he will be treated as having terminated after the Merger for purposes of his new employment agreement. Mr. Baum’s change of control agreement also provides for cancellation of his stock options in exchange for the payment of the option consideration under the Merger Agreement.

      Dial established the Benefits Protection Trust for Change in Control Arrangements (sometimes referred to as a “Rabbi Trust”) to provide a degree of security for certain of Dial’s compensation obligations to its employees, including the executive officers, following a change in control of Dial. The compensation arrangements covered by the Rabbi Trust consist of Mr. Baum’s employment agreement, the change of control agreements, Dial’s supplemental retirement plans, Dial’s separation pay plan, Dial’s annual incentive plan and Dial’s sales incentive plan. The trust’s provisions required Dial to fund the trust within two business days after signing the Merger Agreement. The amount of the required funding was an amount for trust expenses plus an amount between 5% and 60% of the maximum amount that may become payable under the covered arrangements, as determined by our chief executive officer and chief financial officer. On December 16, 2003, in accordance with the trust’s provisions, we contributed $42,316,000 to the trust. The trust assets will be used solely to satisfy Dial’s obligations to its employees under the covered arrangements, the trustee’s obligations under the trust and trust expenses or, in the event of Dial’s bankruptcy or insolvency, the claims of Dial’s creditors.

Stock Options

      See the discussion regarding Stock Options under “Executive Compensation Committee Report on Executive Compensation” below.

Restricted Stock

      The restrictions on any restricted shares of Dial common stock held by an executive officer will lapse generally upon stockholder approval of the Merger. Any such shares will participate in the Merger with all other shares of Dial common stock and the holder will receive $28.75 in cash per share, without interest and less any applicable withholding tax, upon completion of the Merger.

      The following table sets forth the number of restricted shares of Dial common stock held by individuals who have served as executive officers of Dial since the beginning of 2003.

Restricted
Name	Shares(#)

Herbert M. Baum	0
Conrad A. Conrad	0
Bernhard J. Welle	0
Arthur E. Hanke, Jr.	0
Christopher J. Littlefield	3,800
Remaining executive officers as a group	46,000

Deferred Compensation

      See the discussion regarding Deferred Compensation under “Executive Compensation Committee Report on Executive Compensation” below.

Executive Compensation Committee Report on Executive Compensation

Objectives

      Dial’s executive compensation program aims to:

•	Support, communicate and drive achievement of business strategies and goals;

•	Attract and retain the highest caliber executive officers;

•	Motivate high performance in an entrepreneurial, incentive-driven culture, free of any sense of entitlement;

•	Closely align the interests of executive officers and employees with stockholders’ interests;

•	Promote and maintain high ethical standards and business practices; and

•	Reward results and the creation of stockholder value.

Factors Considered in Determining Compensation

      The Executive Compensation Committee makes executive compensation decisions on the basis of total compensation, rather than on separate freestanding components. The committee attempts to create an integrated total compensation program structured to balance short- and long-term financial and strategic goals. A significant amount of executive compensation is paid only if performance goals are achieved. Total executive compensation is targeted at the 50th percentile of Dial’s comparator companies, with the opportunity to meet or exceed the 75th percentile based on performance.

      An independent consulting firm assists the committee in evaluating Dial’s executive compensation program. This consultant compares Dial’s compensation practices to marketplace survey data as well as to a group of comparator companies. This group of comparator companies is similar to Dial with respect to national and international business operations and sales volumes, market capitalization and number of employees. The committee reviews and approves the companies included in this comparator group. Substantially all of the companies chosen for Dial’s comparator group are included in the peer group index in the graph entitled “Comparison of Cumulative Total Return to Stockholders” presented below. However, the committee believes that Dial’s competitors for executive talent are not limited to these comparator companies.

Base Salaries

      The committee regularly reviews each executive officer’s base salary. Base salaries generally are targeted at the 50th percentile of Dial’s comparator companies. Base salaries for executive officers are initially determined by evaluating executives’ levels of responsibility, prior experience and breadth of knowledge, as well as internal equity issues and external pay practices. Base salaries offer security to executives and allow Dial to attract executive talent and maintain a stable management team. Base salaries also reward executives for individual performance, which encourages the development of executives.

      Increases to base salaries are driven by individual performance. Individual performance is evaluated based on sustained levels of contribution to Dial. The committee considers the executive’s efforts in promoting Dial’s objectives; continuing educational and management training; improving product quality; developing relationships with customers, suppliers and employees; demonstrating leadership abilities among co-workers and other goals.

Compensation of the Chief Executive Officer

      As Chairman, President and Chief Executive Officer of Dial, Mr. Baum’s compensation for 2003 was based upon his employment agreement which established the terms and conditions of his employment with Dial, including a minimum base salary, the minimum benefits to which he is entitled under the compensation plans available to Dial’s senior executive officers and payments or benefits he is entitled to upon termination of his employment. The Executive Compensation Committee typically reviews the base salary of the Chief Executive Officer annually pursuant to the same policies the committee uses to evaluate the base salaries of other executive officers. In January 2003, the committee approved an increase in Mr. Baum’s base salary to $850,000. This was Mr. Baum’s first increase in base salary since joining Dial in August 2000.

      In light of his strong performance in 2003, the committee awarded Mr. Baum an incentive bonus of $1,713,682. The committee based its decision on the strong performance of Dial’s business in 2003, as evidenced by a 4.9% increase in sales and a 16% increase in earnings per share from continuing operations, excluding special charges. As discussed below, this performance resulted in above target performance with respect to revenue and earnings per share measures and maximum performance with respect to return on invested capital and cash flow. The committee also based its decision on the substantial increase in stockholder value during 2003 as evidenced by the 39.8% increase in Dial’s stock price.

Annual Bonuses

      Dial’s Annual Incentive Plan promotes Dial’s pay-for-performance philosophy by providing for annual cash bonuses based on achievement of specific company and business unit performance goals. Annual bonus objectives communicate specific goals that are of primary importance during the year and motivate executives to achieve these goals.

      Each year, the Executive Compensation Committee establishes specific goals relating to each executive’s bonus opportunity. Eligible executives are assigned threshold, target and maximum bonus levels based on a percentage of base salary. Executives earn bonuses if the goals are achieved, although the committee can adjust awards in certain cases.

      Dial’s Annual Incentive Plan for 2003 focused on important key financial measures and supported Dial’s business unit model. Company performance goals in 2003 were based upon revenue, earnings, return on invested capital and cash flow. Business unit performance goals in 2003 were based upon revenue, operating income, inventory turnover and market share. Incentive awards to business unit participants in 2003 were based 40% on company performance and 60% on business unit performance. Employees not dedicated to a particular business unit were measured solely on total company performance measures.

      2003 performance goals were considered by the committee to be challenging, but achievable. Dial was above the target goal for revenue and earnings per share performance and above the maximum goal for return on invested capital and cash flow performance. Employee incentive awards can be leveraged up to 200% for each measure based on the level of performance achieved. In 2003, participants earned 195% of target for total company performance; the results varied for individual business units based on performance. In addition, employees’ incentive awards could be increased by an additional 15% if Dial’s earnings per share growth for 2003 placed Dial in the top quartile of its comparator group. Dial’s earnings per share growth was second best among its comparator group and this additional payment was made. The amounts shown in the Summary Compensation Table below reflect the bonuses paid to the Named Executive Officers for 2003.

Stock Options

      In keeping with Dial’s commitment to performance-based pay, long-term incentives (consisting primarily of stock options) comprised the largest portion of an executive’s total compensation package. When awarding long-term incentives, the Executive Compensation Committee considered the executive’s level of responsibility and prior experience, as well as historical award data, various performance criteria and compensation practices of comparator companies. The committee attempted to provide executives with competitive long-term incentive award opportunities. In certain instances, these opportunities were above or below market level, based on an executive’s experience and actual performance.

      Stock options under Dial’s 1996 Stock Incentive Plan were granted at the fair market value of the common stock on the date of grant. Accordingly, stock options have value only if the stock price appreciates after the grant date. From the spin-off of Dial from our former parent until August 1999, stock options vested based on stock price appreciation and time or, in any event, at the end of five years after the date of grant. Beginning in March 2000, stock options generally vested in three equal installments on the first, second and third anniversary of the grant date.

      In March 2003, the committee authorized an annual stock option grant to executive officers and other employees. The committee believed that such grants were in Dial’s best interest to retain employees during a period in which our future was uncertain. The committee did not make further grants of stock options in 2003 to those who received the annual grant, except in the case of promotion or significant increase in responsibility.

      The following table sets forth the number of stock options to acquire shares of Dial common stock held by individuals who have served as a director or an executive officer of Dial since the beginning of 2003.

		Weighted		Weighted
	Unvested	Average Exercise	Vested	Average Exercise
Name	Options(#)	Price($)	Options(#)	Price($)

Herbert M. Baum	225,000	17.7700	622,100	12,6926
Conrad A. Conrad	100,000	17.7700	90,000	13.4688
Bernhard J. Welle	100,000	17.7700	387,201	13.6469
Arthur E. Hanke, Jr.	60,000	17.7700	239,039	15.2930
Christopher J. Littlefield	60,000	17.7700	148,574	13.8349
Remaining executive officers as a group	465,944	18.1708	514,405	13.4430
Non-employee directors as a group	94,100	19.4736	349,120	15.3686

*	Only includes options with an exercise price per share less than $28.75.

      All unvested stock options vest and become exercisable generally upon stockholder approval of the Merger. Subject to the consent of the option holders, upon the completion of the Merger, each option holder will receive an amount equal to the excess, if any, of $28.75 in cash per share subject to each option then outstanding over the exercise price for the option, multiplied by the number of shares subject to the option. Those options will automatically be cancelled upon the completion of the Merger. If the option holder withholds consent, the option holder’s Dial options will instead be converted into the right to receive a cash payment based on the trading price of Henkel’s preferred shares. The conversion will be made by a formula using the value of Dial common stock at the time of the Merger and the average closing price of Henkel shares for the 20 days preceding the Merger. The conversion will be subject to the right of the option holder to elect, within 60 days following stockholder approval of the Merger, to receive a cash payment per share of Dial common stock subject to an option equal to the excess of (a) the greater of (1) the highest price at which Dial common stock traded in the 60 days preceding stockholder approval and (2) the price paid for Dial common stock in the Merger over (b) the exercise price of the option. Each of Mr. Baum and the other executives and senior managers with replacement change of control agreements has consented to surrender his or her outstanding options to acquire shares of Dial common stock for cancellation in exchange for the cash consideration, if any, calculated as noted above.

Deferred Compensation

      Our Management Deferred Compensation Plan allows participants in the plan to defer a portion of their base salaries and bonuses. Certain executive officers who participate in the plan may have elected to receive full payment of their deferred compensation in a lump sum upon completion of the Merger or upon a termination of employment following completion of the Merger. During the first three years of participation in the plan, if a participant in the plan chooses to have part or all of the deferrals invested in Dial stock units, the participant’s plan account is credited with certain matching Dial stock units equal to 20% of the deferrals invested in Dial stock units. Each Dial stock unit is equivalent in value to a share of Dial common stock. The matching Dial stock units normally vest immediately following the end of the second calendar year after the calendar year in which the related amounts were deferred. Any unvested matching Dial stock units vest upon completion of the Merger and their value will be included in any payments made to participants. Dial stock units will no longer be an investment option under the plan after December 31, 2003. As a consequence, participants who had elected to defer their 2003 annual bonuses and to have these deferrals invested in Dial stock units will be credited with an additional cash amount equal in value to the matching Dial stock units, if any, to which they would have otherwise been entitled. If a participant has a provision governing the treatment of excess parachute payments in another plan or agreement, that provision applies. If not, the participant’s payments under this plan are reduced to the extent that they are excess parachute payments. Certain participants may have elected to receive full payment of their deferred compensation in a lump sum upon completion of the Merger. Other participants may have elected to have their deferred compensation continue to be held in a trust related to the plan and its payment will be governed by the terms and conditions of the plan.

      Upon completion of the Merger, each participant in Dial’s Annual Incentive Plan, including the executive officers, will be paid a pro-rata bonus based on the greater of the participant’s target award for the year in which the Merger is completed or the estimated actual performance projected for the year.

Deductibility of Executive Compensation Under Internal Revenue Code Section 162(m)

      Section l62(m) of the Code provides that certain executive compensation in excess of $1 million is not deductible for corporate income tax purposes unless it is performance-based and is paid under a plan meeting requirements set forth in Section l62(m). The Committee intends to ensure that Dial’s executive compensation programs continue to satisfy the requirements of Section l62(m). However, the Committee may determine, based on business considerations, that compensation should be paid even if it is not deductible under Section l62(m).

EXECUTIVE COMPENSATION COMMITTEE
Joe T. Ford (Chairman)
George J. Harad
James E. Oesterreicher
Barbara S. Thomas
Salvador M. Villar

Compensation Committee Interlocks and Insider Participation

      None of the members of the Executive Compensation Committee is presently, nor in the past has ever been, an officer or employee of Dial, nor has any member had any relationship requiring disclosure under applicable securities regulations.

THE DIAL CORPORATION

Comparison of Cumulative Total Return to Stockholders
December 31, 1998 to December 31, 2003

							Compound
							Annual
	12/31/1998	12/31/1999	12/29/2000	12/31/2001	12/31/2002	12/31/2003	Return Rate

The Dial Corporation	$100.0	$85.1	$39.4	$61.9	$74.1	$104.8	0.9%
S&P 500 Consumer Staples	100.0	84.9	99.2	92.9	88.9	99.2	—0.2%
S&P 500 Index	100.0	121.0	110.0	97.0	75.6	97.2	—0.6%

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      On December 14, 2003, we entered into the Merger Agreement, pursuant to which Henkel will acquire us through the merger of Merger Sub with and into us, with Dial surviving as a wholly-owned subsidiary of Henkel. Upon the consummation of the Merger, each outstanding share of our common stock will be converted into the right to receive $28.75 in cash. The completion of the Merger is subject to the satisfaction or waiver of several conditions, including approval of the Merger by our stockholders and other customary conditions to the closing. Subject to the satisfaction or waiver of these conditions, we expect to complete the Merger in March 2004. A special stockholder meeting to approve the Merger Agreement is scheduled for March 24, 2004. Stockholders of record as of the close of business on February 17, 2004 are entitled to be present and vote at this special meeting. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is incorporated by reference herein as Exhibit 2.

      The following table sets forth the Dial common stock beneficially owned by (a) each person who is known by us to beneficially own 5% or more of the outstanding Dial common stock, (b) certain of our executive officers, (c) each of our directors and (d) all of our directors and executive officers as a group, as of

March 4, 2004. Except as otherwise noted, the address of each person listed in the table is c/o The Dial Corporation,15501 North Dial Boulevard, Scottsdale, Arizona 85260-1619.

	Amount and
	Nature of
	Beneficial	Percent of
Name	Ownership(1)	Class

Mario J. Gabelli(2) Gabelli Asset Management Inc. Once Corporate Center Rye, New York 10580-1435	8,496,200	8.82%
Joy A. Amundson	60,140	*
Herbert M. Baum	808,307	*
Conrad A. Conrad	167,991	*
Joe T. Ford	145,016	*
Thomas L. Gossage	108,714	*
Donald E. Guinn(3)	129,842	*
Arthur E. Hanke, Jr.	286,133	*
George J. Harad	0	*
Christopher J. Littlefield(3)	183,540	*
James E. Oesterreicher	23,697	*
Michael T. Riordan	56,204	*
Barbara S. Thomas	51,027	*
Salvador M. Villar	33,776	*
Bernhard J. Welle(3)	519,858	*
All directors and executive officers as a group	3,249,044	3.0%

*	Less than one percent

(1)	Includes shares subject to options that are presently exercisable or will become exercisable within 60 days (other than in connection with an acceleration resulting from the merger) and vested Dial restricted stock units, or DRSUs. The numbers of shares subject to exercisable options and vested DRSUs for each person named above and for all directors and executive officers as a group are as follows:

	Exercisable	Vested
	Options	DRSUs

Joy A. Amundson	47,600	11,540
Herbert M. Baum	697,100	100,909
Conrad A. Conrad	123,334	29,074
Joe T. Ford	93,060	9,996
Thomas L. Gossage	70,960	23,793
Donald E. Guinn(3)	93,860	7,640
Arthur E. Hanke, Jr.	259,039	1,133
George J. Harad	0	0
Christopher J. Littlefield(3)	168,574	0
James E. Oesterreicher	17,400	2,797
Michael T. Riordan	50,900	4,304
Barbara S. Thomas	41,200	8,827
Salvador M. Villar	28,000	3,201
Bernhard J. Welle(3)	420,535	28,136
All directors and executive officers as a group	2,728,189	244,989

(2)	The ownership information set forth in this proxy statement is based on material contained in a Schedule 13D/A, filed with the SEC on March 3, 2004, by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer. According to the Schedule 13D/A, Gabelli Funds, LLC has sole voting power and sole dispositive power over 3,681,600 shares; GAMCO Investors, Inc. has sole voting power over 3,708,800 shares and sole dispositive power over 3,889,700 shares; MJG Associates, Inc. has sole voting power and sole dispositive power over 93,000 shares; Gabelli Securities, Inc. has sole voting power and sole dispositive power over 558,700 shares; Gabelli & Company, Inc. Profit Sharing Plan has sole voting power and sole dispositive power over 25,000 shares; Gabelli Foundation, Inc. has sole voting power and sole dispositive power over 20,000 shares; Gabelli Group Capital Partners, Inc. has sole voting power and sole dispositive power over no shares; Gabelli Asset Management Inc. has sole voting power and sole dispositive power over 228,200 shares and Mario J. Gabelli has sole voting power and sole dispositive power over no shares.

(3)	The following individuals share voting and dispositive powers with respect to the indicated number of shares of Common Stock: Mr. Guinn — 28,342 shares; Mr. Littlefield — 7,102 shares; and Mr. Welle — 54,487 shares. All of the other individuals have sole voting and dispositive powers with respect to their shares.

      We maintain the predecessor 1992 Stock Incentive Plan (the “1992 Plan”), the 1996 Plan, and the Employee ESPP, pursuant to which we may grant equity awards to eligible persons.

      The following table gives information about equity awards under these plans.

	(a)	(b)	(c)

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))

Equity compensation plans approved by security holders	11,454,928 (1)	$16.72 (2)	(3	)(4)(5)
Equity compensation plans not approved by security holders	0	$0.00	0

Total	11,454,928

(1)	Includes 24,891 shares under the ESPP and 11,430,037 shares under the 1992 and 1996 Plans.

(2)	Exercise price for the outstanding shares under the ESPP was $16.4858.

(3)	At December 31, 2003, there were 471,026 shares remaining available for future issuance under the ESPP.

(4)	At December 31, 2003, there were no shares remaining available for future issuance under the 1992 Plan.

(5)	At December 31, 2003, there were 4,773,901 shares remaining available for future issuance of non-qualified stock options under the 1996 Plan.

Item 13.	Certain Relationships and Related Transactions

      During the last fiscal year, there were no relationships or related transactions that are required to be disclosed herein.

Item 14.	Principal Accountant Fees and Services

      Aggregate fees billed to Dial by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates were as follows:

	2002	2003(4)

Audit Fees	$681,000	$723,000
Audit-Related Fees(1)	80,000	152,000
Tax Fees(2)	318,000	281,000
All Other Fees(3)	$12,000	$—

(1)	Includes fees related to employee benefit plan audits in 2002 and 2003 and Sarbanes-Oxley Rule 404 in 2003.

(2)	Includes fees for tax compliance and consultation.

(3)	Includes fees for actuarial consulting.

(4)	100% of the fees were approved by the Audit Committee

Audit Committee Pre-Approval Procedures for Independent Auditor-Provided Services

      Our Audit Committee must pre-approve all allowable services provided by our independent auditors and related fees associated with those services. The following procedures govern the pre-approval process for audit and permitted non-audit services provided by our independent auditors.

Audit Services

      Any specific audit service incorporated within the independent auditor’s engagement letter approved by the Audit Committee is deemed pre-approved. The following specific audit services and estimated fees are identified in the independent auditor’s annual service plan approved by our Audit Committee each March:

•	Annual audit of Dial’s consolidated financial statements

•	Audit services related to Dial’s quarterly Form 10-Q filings

•	Statutory and regulatory compliance audits

      The pre-approval requirement is therefore met for these specific audit services.

Accounting Research and Consultation Services

      The independent auditors may provide accounting research and consultation services to assist with analysis and decision-making and to evaluate the impact on financial statements of new accounting pronouncements. Estimated fees for these services are collectively budgeted in the independent auditor’s annual service plan under “other accounting research and consultation”. Because this line item represents a broad category of services, specific services falling within this category must be individually pre-approved.

Tax Compliance, Consultation and Planning Services

      Management often requests the independent auditors to provide advice, consultation and research on various tax planning and compliance issues. Estimated fees for these services are collectively budgeted in the independent auditor’s annual service plan under “tax planning, consulting and compliance”. Because this line item represents a broad category of services, specific services falling within this category must be individually pre-approved.

Pre-Approval Procedures

      The following pre-approval procedures are followed for proposed permitted, non-audit services:

•	Management documents the purpose, scope and estimated fees of the proposed service.

•	Our Audit Committee considers the proposed service for approval, including:

•	Business purpose

•	Reasonableness of estimated fees

•	Potential impact on external auditor independence (relative to both the service individually and collectively with other non-audit services)

•	Approved non-audit services and related fees will be noted in meeting minutes of our Audit Committee.

Monitoring and Reporting

      At each regular Audit Committee meeting:

•	The Audit Committee Chair will review any non-audit services and related fees pre-approved subsequent to the last committee meeting.

•	Management will summarize independent auditor services and fees paid to date and report whether such services and fees have been pre-approved in accordance with the required pre-approval process.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules

Page

(i) Financial Statements
(1) Independent Auditors’ Report	34
(2) Consolidated Financial Statements:
Consolidated Balance Sheet at December 31, 2003, and December 31, 2002	35
Statement of Consolidated Operations and Comprehensive Income (Loss) for the years ended December 31, 2003, December 31, 2002, and December 31, 2001	36
Statement of Consolidated Cash Flows for the years ended December 31, 2003, December 31, 2002, and December 31, 2001	37
Statement of Consolidated Stockholders’ Equity for the years ended December 31, 2003, December 31, 2002, and December 31, 2001	38
Notes to Consolidated Financial Statements	39
(3) Management’s Report on Responsibility for Financial Reporting	64
(ii) Financial Statement Schedules

      Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in consolidated financial statements or notes to the consolidated financial statements included herein.

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K, dated October 6, 2003, reporting that we issued a press release relating to the conference call to announce its third quarter 2003 results to be held on Wednesday, October 22, 2003, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated October 14, 2003, reporting that we issued a press release declaring a quarterly dividend on our common stock, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated October 21, 2003, reporting that we issued a press release announcing that our chief executive officer and chief financial officer would present to the Consumer Analyst Group of New York, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated October 22, 2003, reporting that we issued a press release relating to our financial results for the third quarter ended September 27, 2003 and its outlook for the balance of 2003, a copy of which was furnished as Exhibit 99.

      We also filed a Current Report on Form 8-K, dated October 27, 2003, reporting that, as previously announced in our press release dated October 20, 2003, we would make a presentation to the Consumer Analyst Group of New York on October 27, 2003, a copy of which was furnished as Exhibit 99.1.

      We also filed a Current Report on Form 8-K, dated December 15, 2003, reporting that we entered into the Merger Agreement. A copy of the press release dated December 15, 2003, announcing the execution of the Merger Agreement was filed as Exhibit 99.1. A copy of the Merger Agreement was filed as Exhibit 2.1 and certain other agreements and documents relating to the Merger were also filed as exhibits thereto.

      We also filed a Current Report on Form 8-K, dated January 26, 2004, reporting that we issued a press release relating to our financial results for the fourth quarter ended December 31, 2003 and full year 2003, a copy of which was furnished as Exhibit 99.1. We previously announced in a press release dated January 16, 2004, that we would not host a conference call to discuss these reported financial results. A copy of the press release was furnished as Exhibit 99.2.

      We also filed a Current Report on Form 8-K, dated January 27, 2004, reporting that we issued a press release declaring a quarterly dividend on our common stock, a copy of which was filed as Exhibit 99.1.

      We also filed a Current Report on Form 8-K, dated February 4, 2004, reporting that we issued a press release announcing the record and meeting dates for the special meeting of stockholders, a copy of which was filed as Exhibit 99.1.

      We also filed a Current Report on Form 8-K, dated March 4, 2004, reporting that we notified our directors and executive officers of a temporary suspension of trading under Dial’s employee benefits plans and that a blackout period would be in effect beginning at 4:00 p.m. EST on March 24, 2004 and ending during the week of April 12, 2004.

      (c) Exhibits

Exhibit
Number	Description	Method of Filing

2	Agreement and Plan of Merger dated as of December 14, 2003, by and among, Henkel KGaA, Henkel Merger Corporation and The Dial Corporation	Incorporated by reference to Exhibit 2.1 of the Form 8-K, dated December 15, 2003 (the “December 15, 2003 8-K”).
3(a)	Restated Certificate of Incorporation of The Dial Corporation	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/A (Am. No. 2), dated July 26, 1996 (the “Form 10”).
3(b)	Bylaws of The Dial Corporation	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4(a)	Form of Rights Agreement between The Dial Corporation and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
4(b)	First Amendment to Rights Agreement between The Dial Corporation and the Rights Agent	Incorporated by reference to Exhibit 4.1 of the December 15, 2003 8-K.

Exhibit
Number	Description	Method of Filing

4(c)	Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(b) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
4(d)	First Supplemental Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(c) of the 1998 Form 10-K.
4(e)	Second Supplemental Indenture, dated August 17, 2001 between The Dial Corporation and Wells Fargo Bank Arizona, N.A.	Incorporated by reference to Exhibit 4.1 of the Form 8-K dated August 17, 2001.
10(a)	Director’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended September 28, 1996 (the “Q3 1996 Form 10-Q”).
10(b)	Officer’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.
10(c)	The Dial Corporation Future Investment Restoration Plan+	Incorporated by reference to Exhibit 10(d) of the Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).
10(d)	The Dial Corporation Future Security Restoration Plan+	Incorporated by reference to Exhibit 10(e) of the 2001 Form 10-K.
10(e)	The Dial Corp 1992 Stock Incentive Plan+ *
10(f)	Amendment to the Dial Corp 1992 Stock Incentive Plan+*
10(g)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan+	Incorporated by reference to Exhibit 10(e) of the Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”).
10(h)	Amendment to The Dial Corporation Amended & Restated 1996 Stock Incentive Plan dated December 14, 2003+*
10(i)	Annual Incentive Plan Agreement+	Incorporated by reference to Exhibit 10(f) of the Form 10-K for the fiscal year ended December 28, 1996.
10(j)	Form of The Dial Corporation Director’s Charitable Award Program+	Incorporated by reference to Exhibit 10(f) of the Form 10.
10(k)	Form of Change of Control Agreements with certain Executive Officers of The Dial Corporation+	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10(l)	Form of Amendment to Change of Control Agreements with certain Executive Officers of The Dial Corporation+	Incorporated by reference to Exhibit 10.1 of the December 15, 2003 8-K.
10(m)	Form of Employment Agreement with certain Executive Officers of The Dial Corporation+	Incorporated by reference to Exhibit 10.2 of the December 15, 2003 8-K.
10(n)	The Dial Corporation Benefits Protection Trust for Change-In-Control Arrangements +	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended March 30, 2002.
10(o)	Credit Agreement	Incorporated by reference to Exhibit 10(j) of the 2002 Form 10-K.
10(p)	Temporary Waiver Agreement for Credit Agreement dated December 23, 2003*
10(q)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.

Exhibit
Number	Description	Method of Filing

10(r)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(k) of the 2001 Form 10-K.
10(s)	Amendment to The Dial Corporation Amended & Restated Directors Deferred Compensation Plan+*
10(t)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(l) of the 2001 Form 10-K.
10(u)	Amended and Restated Employment Agreement, dated as of December 14, 2003, by and between The Dial Corporation and Herbert M. Baum+	Incorporated by reference to Exhibit 10.3 of the December 15, 2003 8-K.
10(v)	Letter Agreement among Henkel KGaA, The Dial Corporation and Herbert M. Baum, dated as of December 14, 2003+	Incorporated by reference to Exhibit 10.4 of the December 15, 2003 8-K.
10(x)	Employment Agreement with Richard F. Theiler dated March 22, 2003.	Incorporated by reference to Exhibit 10.2 of the 10-Q/A for the quarter ended March 29, 2003.
21	List of Significant Subsidiaries*
23	Consent of Deloitte & Touche LLP*
24	Power of Attorney	See Signature Page.
31(a) and 31(b)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+#
32(a) and 32(b)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+#
99(a)	Code of Ethics & Business Responsibilities	Incorporated by reference to Exhibit 99(c) of the 2002 Form 10-K.
99(b)	Corporate Governance Guidelines	Incorporated by reference to Exhibit 99(d) of the 2002 Form 10-K.

+ Management contract or compensatory plan or arrangement.

*	Filed herewith.

# Furnished herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Scottsdale, Arizona, on March 10, 2004.

THE DIAL CORPORATION

By:	/s/ HERBERT M. BAUM

Herbert M. Baum
Chairman of the Board,
President and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENT that the persons whose signatures appear below, constitute and appoint Herbert M. Baum and Conrad A. Conrad, and each of them, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and any and all amendments to the Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, thereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 10, 2004.

Signature	Title

/s/ HERBERT M. BAUM Herbert M. Baum	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ CONRAD A. CONRAD Conrad A. Conrad	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN F. TIERNEY John F. Tierney	Senior Vice President and Controller (Principal Accounting Officer)

/s/ JOY A. AMUNDSON Joy A. Amundson	Director

/s/ JOE T. FORD Joe T. Ford	Director

/s/ THOMAS L. GOSSAGE Thomas L. Gossage	Director

/s/ DONALD E. GUINN Donald E. Guinn	Director

Signature	Title

/s/ GEORGE J. HARAD George J. Harad	Director

/s/ JAMES E. OESTERREICHER James E. Oesterreicher	Director

/s/ MICHAEL T. RIORDAN Michael T. Riordan	Director

/s/ BARBARA S. THOMAS Barbara S. Thomas	Director

/s/ SALVADOR M. VILLAR Salvador M. Villar	Director

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

2	Agreement and Plan of Merger dated as of December 14, 2003 by and among Henkel KGaA, Henkel Merger Corporation and The Dial Corporation	Incorporated by reference to Exhibit 2.1 of the Form 8-K, dated December 15, 2003 (the “December 15, 2003 8-K”).
3(a)	Restated Certificate of Incorporation of The Dial Corporation	Incorporated by reference to Exhibit 3(a) of Dial’s Form 10/A (Am. No. 2), dated July 26, 1996 (the “Form 10”).
3(b)	Bylaws of The Dial Corporation	Incorporated by reference to Exhibit 3(b) of Dial’s Form 10-Q for the quarter ended July 4, 1998.
4(a)	Form of Rights Agreement between The Dial Corporation and the Rights Agent	Incorporated by reference to Exhibit 4 of the Form 10.
4(b)	First Amendment to Rights Agreement between The Dial Corporation and the Rights Agent	Incorporated by reference to Exhibit 4.1 of the December 15, 2003 8-K.
4(c)	Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(b) of Dial’s Form 10-K for the fiscal year ended December 31, 1998 (the “1998 Form 10-K”).
4(d)	First Supplemental Indenture, dated September 23, 1996, between The Dial Corporation and Norwest Bank Arizona, N.A.	Incorporated by reference to Exhibit 4(c) of the 1998 Form 10-K.
4(e)	Second Supplemental Indenture, dated August 17, 2001 between The Dial Corporation and Wells Fargo Bank Arizona, N.A.	Incorporated by reference to Exhibit 4.1 of the Form 8-K dated August 17, 2001.
10(a)	Director’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended September 28, 1996 (the “Q3 1996 Form 10-Q”).
10(b)	Officer’s Indemnification Agreement+	Incorporated by reference to Exhibit 10(b) of the Q3 1996 Form 10-Q.
10(c)	The Dial Corporation Future Investment Restoration Plan+	Incorporated by reference to Exhibit 10(d) of the Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).
10(d)	The Dial Corporation Future Security Restoration Plan+	Incorporated by reference to Exhibit 10(e) of the 2001 Form 10-K.
10(e)	The Dial Corp 1992 Stock Incentive Plan+ *
10(f)	Amendment to the Dial Corp 1992 Stock Incentive Plan+*
10(g)	The Dial Corporation Amended & Restated 1996 Stock Incentive Plan+	Incorporated by reference to Exhibit 10(e) of the Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”).
10(h)	Amendment to The Dial Corporation Amended & Restated 1996 Stock Incentive Plan dated December 14, 2003+*
10(i)	Annual Incentive Plan Agreement+	Incorporated by reference to Exhibit 10(f) of the Form 10-K for the fiscal year ended December 28, 1996.
10(j)	Form of The Dial Corporation Director’s Charitable Award Program+	Incorporated by reference to Exhibit 10(f) of the Form 10.

Exhibit
Number	Description	Method of Filing

10(k)	Form of Change of Control Agreements with certain Executive Officers of The Dial Corporation+	Incorporated by reference to Exhibit 10(h) of the 1998 Form 10-K.
10(l)	Form of Amendment to Change of Control Agreements with certain Executive Officers of The Dial Corporation+	Incorporated by reference to Exhibit 10.1 of the December 15, 2003 8-K.
10(m)	Form of Employment Agreement with certain Executive Officers of The Dial Corporation+	Incorporated by reference to Exhibit 10.2 of the December 15, 2003 8-K.
10(n)	The Dial Corporation Benefits Protection Trust for Change-In-Control Arrangements +	Incorporated by reference to Exhibit 10(a) of the Form 10-Q for the quarter ended March 30, 2002.
10(o)	Credit Agreement	Incorporated by reference to Exhibit 10(j) of the 2002 Form 10-K.
10(p)	Temporary Waiver Agreement for Credit Agreement dated December 23, 2003*
10(q)	Form of The Dial Corporation Employee Equity Trust	Incorporated by reference to Exhibit 10(k) of the Form 10.
10(r)	The Dial Corporation Amended and Restated Directors Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(k) of the 2001 Form 10-K.
10(s)	Amendment to The Dial Corporation Amended & Restated Directors Deferred Compensation Plan+*
10(t)	The Dial Corporation Amended and Restated Management Deferred Compensation Plan+	Incorporated by reference to Exhibit 10(l) of the 2001 Form 10-K.
10(u)	Amended and Restated Employment Agreement, dated as of December 14, 2003, by and between The Dial Corporation and Herbert M. Baum+	Incorporated by reference to Exhibit 10.3 of the December 15, 2003 8-K.
10(v)	Letter Agreement among Henkel KGaA, The Dial Corporation and Herbert M. Baum, dated as of December 14, 2003+	Incorporated by reference to Exhibit 10.4 of the December 15, 2003 8-K.
10(x)	Employment Agreement with Richard F. Theiler dated March 22, 2003.	Incorporated by reference to Exhibit 10.2 of the 10-Q/A for the quarter ended March 29, 2003.
21	List of Significant Subsidiaries*
23	Consent of Deloitte & Touche LLP*
24	Power of Attorney	See Signature Page.
31(a) and 31(b)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+#
32(a) and 32(b)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+#
99(a)	Code of Ethics & Business Responsibilities	Incorporated by reference to Exhibit 99(c) of the 2002 Form 10-K.
99(b)	Corporate Governance Guidelines	Incorporated by reference to Exhibit 99(d) of the 2002 Form 10-K.

+ Management contract or compensatory plan or arrangement.

*	Filed herewith.

# Furnished herewith.